Form 10QSB
period 2000-03-31
PNG VENTURES INC/CA
filed 2000-04-27
CIK 1016900

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000

                        Commission File Number:  0-29735


                               PNG Ventures, Inc.

                (formerly TELECOMMUNICATIONS TECHNOLOGIES, LTD.)


Nevada                                                                88-0350286
(Jurisdiction  of  Incorporation)        (I.R.S.  Employer  Identification  No.)


24843  Del  Prado,  Suite  318,  Dana  Point,                          CA  92629
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:         (949)  248-1765

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:         None

Securities  registered  pursuant  to  Section  12(g)  of  the Act:     8,631,251

Yes [X] No [ ] (Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

As  of  March  31,  2000,  the  number of shares outstanding of the Registrant's
Common  Stock  was  8,631,251.

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                         ITEM 1.   FINANCIAL STATEMENTS.

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00QF-1) for the three months ended March 31, 2000.


       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


 (A) PLAN OF OPERATION. This Registrant has no current business. Its business plan is to seek one or more profitable business combinations or acquisitions to secure profitability for shareholders. The Issuer is a development stage Company as defined in Financial Standards Board Statement Number 7: it is concentrating substantially all of its efforts in raising capital and developing business operations.
This classification according to accounting rules should not be misunderstood to indicate that this Registering Company would or will engage in capital formation before an acquisition target has been secured and disclosed. A corporation with no current business is generally unable to sell securities for two reasons: first, because it has no basis on which to interest investors, and second, because its ability to do is substantially restricted by current rules and regulations. Accordingly, we will not seek to raise funds by offering securities before disclosure of any arrangement to secure valuable business assets.

 The Company has had substantial operating losses for the past years and is dependant upon outside financing to start operations. Such additional financing cannot be obtained before we find and disclose an acquisition of, or an arrangement to acquire, valuable business assets. This Company will seek one or more profitable business combinations or acquisitions. It will not and cannot engage in capital formation until and unless it acquires or adopts a specific business plan or business assets and can project the nature of its intended operations.

      (1) PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. The Registrant has no plans to pursue its business plan before securing and confirming its quotability on the OTCBB. It is foreseeable that it might begin to search in the second half of 2000, and may or may not find a target within the next twelve months.

     CASH REQUIREMENTS AND OF NEED FOR ADDITIONAL FUNDS, TWELVE MONTHS. This Company has no immediate or forseeable need for additional funding, from sources outside of its circle of shareholders, during the next twelve months. The expenses of its audit, legal and professional requirements, including expenses in connection with this 1934 Act Registration of its common stock, may be advanced by its management, if required. No significant cash or funds are required for its Management to evaluate possible transactions. No such activity is expected for at least the next six months.

     In the event that no combination is made within the next twelve months, this issuer may be forced to effect some advances from its Principal Shareholder, for costs involved in maintenance of corporate franchise and filing reports as may be required, when and if this 1934 Act registration is effective. Should this become necessary, the maximum amount of such advances is estimated not to exceed $20,000.00. No agreement by the Principal shareholder to make such advances is in place, and no guarantee can presently be given that additional funds, if needed, will be available. It is by far more likely that advances will take the form of providing services on a deferred compensation basis. Should further auditing be required, such services by the Independent Auditor may not be the subject of deferred compensation. The expenses of independent Audit cannot be deferred or compensated in stock or notes, or otherwise than direct payment of invoices in cash.

     This Registrant does not anticipate any contingency upon which it would voluntarily cease filing reports with the SEC, even though it may cease to be required to do so. It is in the compelling interest of this Registrant to report its affairs quarterly, annually and currently, as the case may be, generally to provide accessible public information to interested parties, and also specifically to maintain its qualification for the OTCBB, if and when the Registrant's intended application for submission be effective.

           (I)  SUMMARY  OF  PRODUCT  RESEARCH  AND  DEVELOPMENT.  None.

           (II) EXPECTED PURCHASE OR SALE OF PLANT AND SIGNIFICANT EQUIPMENT. None.

           (III)  EXPECTED  SIGNIFICANT CHANGE IN THE NUMBER OF EMPLOYEES. None.

 (B)  DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           (I) OPERATIONS AND RESULTS FOR THE PAST TWO FISCAL YEARS. None. This Company was incorporated on March 25, 1998 and has had no operations to date. It has no substantial assets and no liabilities. Previous organizational expenses have been fully amortized. Its only expenses incurred in this first quarter of 2000 were $4,900 in General Administrative expenses.

           (II) FUTURE PROSPECTS. The Company is unable to predict when it may participate in a business opportunity. A search may begin in second half of year 2000. The reason for this uncertainty arises from its limited resources, and competitive disadvantages with respect to other public or semi-public issuers, and uncertainties about compliance with NASD requirements for trading on the OTCBB. Notwithstanding the foregoing cautionary statements, assuming the continuation of current conditions, this issuer would expect to proceed to select a business combination within no sooner than six months nor longer than eighteen months. We cannot attract a partner before we can secure the quotation of our common stock on the OTCBB.

 (C) REVERSE ACQUISITION CANDIDATE. The Registrant is searching for a profitable business opportunity. The acquisition of such an opportunity could and likely would result in some change in control of the Registrant at such time. This would likely take the form of a reverse acquisition. That means that this issuer would likely acquire businesses and assets for stock in an amount that would effectively transfer control of this issuer to the acquisition target company or ownership group. It is called a reverse-acquisition because it would be an acquisition by this issuer in form, but would be an acquisition of this issuer in substance. Capital formation issues for the future of this Registrant would arise only when targeted business or assets have been identified. Until such time, this Registrant has no basis upon which to propose any substantial infusion of capital from sources outside of its circle of affiliates.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------



                           ITEM 1.  LEGAL PROCEEDINGS

                                      None

                          ITEM 2.  CHANGE IN SECURITIES

                                      None

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                                      None

           ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

                                      None

                           ITEM 5.  OTHER INFORMATION

                                      None

                           ITEM 6. REPORTS ON FORM 8-K

                                      None

                                 EXHIBIT 00QF-1

     Attached hereto and incorporated herein by this reference are consolidated unaudited financial statements (under cover of Exhibit 00QF-1) for the three months ended March 31, 2000.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-Q Report for the Quarter ended March 31, 2000, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  March  31,  2000

                               PNG VENTURES, INC.

                (formerly TELECOMMUNICATIONS TECHNOLOGIES, LTD.)

                                       by



                                       /s/
                                   John Spicer
                            sole officer and director

--------------------------------------------------------------------------------
                                 EXHIBIT 00QF-1

                         UN-AUDITED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                               PNG VENTURES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 For the fiscal year ended December 31, 1999 and
                         The period ended March 31, 2000

                                             March 31,    December 31,
                                                   2000            1999
                                             -----------  --------------
Current Assets
Cash                                         $      100   $           0
Total Current Assets                                100              -0-
Total Assets                                 $      100   $           0
                                             ===========  ==============

LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding,
3,631,251 shares at June 30, 1998 and
at June 30, 1999 and 8,631,251
shares at March 31, 2000                          8,631           3,631
Additional Paid-in Capital                       26,779          26,779
Accumulated Equity (Deficit)                    (35,310)        (30,410)
                                             -----------  --------------
Total Stockholders' Equity                          100             -0-
                                             -----------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $      100   $           0
                                             ===========  ==============

   The accompanying notes are an integral part of these financial statements.

                               PNG VENTURES, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                 For the fiscal year ended December 31, 1999 and
                         The period ended March 31, 2000

                                     March 31,        December 31,
                                     ----------
                                  2000         1999      1999
                             ----------  ----------  -------------
Revenues                             0            0              0
                             ----------  ----------  -------------
General and administrative       4,900          -0-            -0-
                             ----------  ----------  -------------
Net Loss from Operations        (4,900)         -0-            -0-
Net Income (Loss)              ($4,900)  $        0  $           0
                             ==========  ----------  -------------
Loss per Share                ($0.0013)  $        0  $           0
                             ==========  ==========  =============
Weighted Average
    Shares Outstanding       3,775,301    3,631,251      3,631,251
                             ==========  ==========  =============

   The accompanying notes are an integral part of these financial statements.

                               PNG VENTURES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
     For the period from inception, June 23, 1995, through December 31, 1995
                 For the fiscal year ended December 31, 1999 and
                         The period ended March 31, 2000

                                                       Additional   Accumulated    Total Stock-
                                    Common     Par     Paid-In      Equity         holders' Equity
                                    Stock      Value   Capital          (Deficit)          (Deficit)
                                    ---------  ------  -----------  -------------  -----------------
Issuance of common shares for cash  3,563,001  $3,563  $     1,437  $          0   $           5,000
Net Loss during the fiscal year
ended December 31, 1995                     0       0            0        (3,000)                  0
Balance at December 31, 1995        3,563,001   3,563        1,437        (3,000)              2,000
Issuance of common shares for cash     22,500      22       14,978             0                   0
Issuance of common shares for cash     15,000      15        9,985             0                   0
Issuance of common shares for cash     30,750      31          379             0                   0
Net Loss during the fiscal year
ended December 31, 1996                     0       0            0       (27,410)                  0
Balance at December 31, 1993        3,631,251   3,631       26,779       (30,410)                -0-
Net Loss during the fiscal year
ended December 31, 1997                     0       0            0           -0-                   0
Balance at December 31, 1997        3,631,251   3,631       26,779       (30,410)                -0-
Net Loss during the fiscal year
ended December 31, 1998                     0       0            0           -0-                   0
Balance at December 31, 1998        3,631,251   3,631       26,779       (30,410)                -0-
Net Loss during the fiscal year
ended December 31, 1999                     0       0            0           -0-                   0
Balance at December 31, 1999        3,631,251   3,631       26,779       (30,410)                -0-
Issuance of common shares for cash  5,000,000   5,000            0             0                   0
Net Loss during the period
ended March 31, 2000                        0       0            0        (4,900)                  0
Balance at March 31, 2000           8,631,251   8,631       26,779       (35,310)                100

   The accompanying notes are an integral part of these financial statements.

                               PNG VENTURES, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
                 For the fiscal year ended December 31, 1999 and
                         The period ended March 31, 2000

                                      March 31,     December 31,
                                     -----------
                                     2000    1999       1999
                               -----------  -----  -------------
Operating Activities
Net Income (Loss)                 ($4,900)  $   0  $           0
Increase in Accounts Payable          -0-     -0-            -0-
                               -----------  -----  -------------
Net Cash from Operations        (4,900.00)   0.00           0.00
Net Cash Provided (Used) by
Financing Activities
Sale of common stock                5,000     -0-            -0-
Increase (Decrease) in Cash           100     -0-            -0-
                               -----------  -----  -------------
Beginning Cash                        -0-     -0-            -0-
Cash as of Statement Date      $      100   $   0  $           0
                               ===========  =====  =============

   The accompanying notes are an integral part of these financial statements.

                               PNG VENTURES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                for the fiscal years ended December 31, 1999 and
                  for the periods ended March 31, 1999 and 2000

1-FORMATION  AND  OPERATIONS  OF  THE  COMPANY

     PNG Ventures, Inc., (the "Company"), was incorporated in the state of Nevada on June 23, 1995 as Telecommunications Technologies, Ltd. On June 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (TSMC) which was organized under the laws of the State of Texas on August 23, 1991 and reincorporated in September 1994. The substance of the reorganization was that the Company acquired $5,000 in cash for 47,506,240 shares of stock, issued to the shareholders of TSMC, following which TSMC ceased to be a public company and became an inactive wholly owned subsidiary of its principal shareholder, Temple Summit Equity Group, Ltd. This business combination is treated as a reverse acquisition for accounting purposes. on February 20, 1998 the Company changed its name to PNG Ventures, Inc. The Company currently has had little operating activities and is searching for a merger candidate or business opportunity in which to generate necessary revenues.


2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

(a)     BASIS  OF  ACCOUNTING

     Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

(b)     FISCAL  YEAR

     The  Company's  fiscal year for accounting and tax purposes is December 31.

 (c)     ORGANIZATION  COSTS

     The Company incurred $5,000.00 of organization costs in 1995. These costs, which were paid by shareholders of the Company and which were exchanged for 3,563,001 shares of common stock having a net par value of $3,563 and $1,437 in cash.

(d)     CASH  EQUIVALENTS

     For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whenever cash amount are to be included on the Company's Statements of Cash
Flow,  however,  they  will  be  comprised  exclusively  of  cash.

(e)     PROVISION  FOR  TAXES

     No provision for income taxes has been made due to net operating loss carryforwards totaling $30,410 at February 23, 2000. Net operating loss carryforwards begin expiring in 2000 through 2010. No tax benefit has been reported in the financial statements because the management believes there is a 50% or greater chance the carryforward will expire unused.

                            PNG  Ventures,  Inc.
                     Notes  to  Financial  Statements
                      for  the  fiscal  years  ended
                        December  31,  1999  and
          for  the  periods  ended  March  31,  1999  and  2000
                                continued


3-PROPERTY  AND  EXECUTIVE  COMPENSATION

(a)     PROPERTY:

     The Company's offices and its books and records are located, without cost, at 1434 West Alabama, Houston, Texas 77006.

(b)     EXECUTIVE  COMPENSATION:

     Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

4-STOCKHOLDERS'  EQUITY.

The Company is authorized to issue 50,000,000 shares of common stock having a par value of $0.001. During 1995, 3,563,001 shares of common stock having a net par value of $3,563 and $1,437 in cash, were issued in exchange for organizational costs which were valued by management at $5,000. During 1996, 68,250 shares of Common Stock were issued for $25,400 in cash. During 2000, 5,000,000 shares were issued in exchange for $5,000 in cash. On February 20, 1998 the Board of Directors approved a 1 for 40 reverse stock split. On February 21, 2000 the Board of Directors approved a 3 for 1 forward stock split. These financial statements have been retroactively restated to reflect these changes as if they had been in effect since inception.