Form 10QSB
period 2005-03-31
PNG VENTURES INC
filed 2005-06-01
CIK 1016900

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q-SB

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    For the quarterly period ended March 31, 2005
                                                                                   or
[    ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934  For the transition period from _____ to ______.

____________________________________________

Commission File No. 000-29735
PNG VENTURES, INC. (Name of small business issuer in its charter)
_____________________________________________

Nevada	88-0350286
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)
_____________________________________________

580 2nd Street, Suite 102 Encinitas, California	92024
(Address of Principal Executive Offices)	(Zip Code)
Issuer's Telephone Number	760-230-2300 x205

n/a
(Registrant's Former Name)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [    ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of May 31, 2005 there were 200,049 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [    ] No [    ].

This Form 10-QSB consists of  11 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PNG VENTURES, INC.

PNG Ventures, Inc.
Balance Sheet at March 31, 2005 and December 31, 2004
(See Footnotes Below)

ASSETS

March 31,
2005
(Unaudited)
CURRENT ASSETS

Cash	$-

Total Current Assets	-

OTHER ASSETS

Joint Venture Working Interest	177,789

Total Other Assets	177,789

TOTAL ASSETS	$177,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$3,290
Accounts payable - related party	200

Total Current Liabilities	3,490

STOCKHOLDERS’ EQUITY

Common stock $0.001 par value;
50,000,000 shares authorized;
200,049 shares issued and outstanding	200
Additional paid-in capital	922,317
Retained earnings	(748,218)

Total Stockholders’ Equity	174,299

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,789

PNG Ventures, Inc.
Statement of Operations from January 1, 2005 to March 31, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

					From
					Inception
					on June 23,
	For the Three Months Ended				1995 through
	March 31,				March 31,
		2005		2004	2005

REVENUES		$-		$-	$5,000

EXPENSES

General & administrative expenses		-		-	753,218

Total Expenses		-		-	753,218

NET (LOSS)	$		$		$(748,218)

NET LOSS PER SHARE		$(0.00)		$(0.00)	$(16.04)

WEIGHTED AVERAGE SHARES OUTSTANDING		200,049		164,049	46,649

PNG Ventures, Inc.
Statement of Cash Flows from January 1, 2005 to March 31, 2005, and the comparative period for Fiscal Year 2004
(See Footnotes Below)

			From
			Inception on
			June 23,
	For the Three Months Ended		1995 through
	March 31,		March 31,
	2005	2004	2005
CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$-	$-	$(748,218)
Non-cash items:	-	-
Stock for services	-	-	62,500
Conversion of payables	-	-	39,982
Changes in Investment Asset	-	-	47,197
Changes in operating assets and liabilities:	-	-
Increase (decrease) in accounts payable	-	-	276,884

Net Cash Provided (Used) by Operating
Activities	-	-	(321,655)

CASH FLOWS FORM INVESTING ACTIVITIES

Cash paid for joint venture interest	-	-	(224,986)

Net Cash Paid for Investing Activities	-	-	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debt financing	-	-	516,231
Proceeds from issuance of common stock for cash	-	-	30,410

Net Cash Provided by Financing Activities	-	-	546,641

NET INCREASE (DECREASE) IN CASH	-	-	-

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	-	-	-

CASH AND CASH EQUIVALENTS AT
END OF YEAR	$-	$-	$-

CASH PAID FOR:

Interest	$-	$-	$630
Income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:

•	During 2003, the Company issued 29,750,000 shares of common stock for conversion of related party payable in the amount of $446,248.
•	During 2004, the Company issued 4,000,000 shares for services valued $40,000.

NOTES TO FINANCIALS STATEMENTS

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

a. Organization

PNG Ventures, Inc. (the Company) was incorporated in the state of Nevada on June 23, 1995 as Telecommunications Technologies, Ltd. On June 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (TSMC), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994. The substance of the re-organization was that the Company acquired $5,000 in cash for 47,506,240 shares of stock, issued to the shareholders of TSMC, following which TSMC ceased to be a public company and became an inactive wholly-owned subsidiary of it’s principal shareholder, Temple Summit Equity Group, LTD. This business combination was treated as a reverse acquisition for accounting purposes. On February 20, 1998, the Company changed its name to PNG Ventures, Inc. The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses. The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation. The agreement provides the Company up to a 12.5% working-interest, subject to a 9.5% gross over riding royalty, in the AOC T-32-89-10 W4M well located beneath the Athabasca Tar Sands in North East Alberta Canada.

b. Accounting Method

The company’s financial statements are prepared using the accrual method of accounting.

c. Fiscal Year

The Company has a calendar year end for financial reporting.

d.	Earnings (Loss) Per Share

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

				From
	For the			Inception on
	Three Months			June 23,
	Ended	For the Years Ended		1995 through
	March 31,	December 31,		March 31,
	2005	2004	2003	2005
Numerator - loss	$-	$(150,507)	$(242,688)	$(748,218
Denominator -
Weighted average number
Of shares outstanding	200,049	177,564	143,930	46,649
Loss per share	$(0.00)	$(0.85)	$(1.69)	$(16.04)

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

e.	Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $748,218 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at March 31, 2005:

Deferred tax assets
NOL carryforward $ 254,394
Valuation allowance  (254,394)
Total $ -

f.	Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had substantial operating losses for the past years and is dependant upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plans to raise necessary funds from shareholders to satisfy the expense requirements of the joint venture and eventually derive revenues therefrom.

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Standards Board Statement No. 7. It is concentrating substantially all of its efforts in raising capital and developing its business operations.

NOTE 4 - COMMON STOCK

During February 1998, the Board of Directors approved a 4 for 1 reverse stock split. These financial statements have been retroactively restated to reflect this change.

During February 2000, the Company issued 2,500,000 shares of common stock for services valued at $0.001 per share. During April 2000, these 2,500,000 shares were canceled.

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005

NOTE 4 - COMMON STOCK (Continued)

During March 2000, the Board of Directors approved a 1 for 3 forward split. These financial statements have been retroactively restated to reflect this change.

During April 2000, the Company issued 4,614,343 shares of common stock to acquire Paper Computer Corporation. On December 31, 2000, these 4,614,343 shares were canceled and the acquisition rescinded.

During June 2001, the Board of Directors approved a 2 for 1 reverse split. These financial statements have been retroactively restated to reflect this change.

During June 2001, the Company issued 2,500,000 shares of common stock for services valued at $0.001 per share.

During August 2002, the Company issued 6,875,000 shares of common stock for payment of payables due in the amount of $273,594.

During February 2003, the Company issued 29,750,000 common shares to shareholders for conversion of debt in the amount of $446,250.

During June 2004, the Company issued 4,000,000 common shares for conversion of debt in the amount of $40,000.

During September 2004, the Company issued 20,000 shares of common stock for services valued at $3.00 per share.

During October 2004, the Board of Directors approved a 250 for 1 reverse split. These financial statements have been retroactively restated to reflect this change.

NOTE 5 - RELATED PARTY TRANSACTIONS

Various shareholders and officers have advanced funds to the Company as needed. As of March 31, 2005 and December 31, 2003, $0 was due to these shareholders. During 2004, the shareholders settled the entire amount of related party accounts payable for a total of $200.

NOTE 6 - JOINT VENTURE WORKING INTEREST

The Company has recorded $224,986 as its basis in the joint venture working interest in the petroleum and natural gas lease disclosed in Note 1. The Company has recorded its investment at cost and will account for its interest on the equity method. No expenses or revenues have been recognized from the joint venture.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Presently, we are engaged in the business of Edgarizing. Edgarizing is the process of electronically converting typically Microsoft Word documents into HTML (or hypertext markup language) so that the document may be filed with the Securities and Exchange Commission.

We have two clients that we perform these services for. Both of these clients are publicly traded companies. These two clients send the documents to us via electronic mail and we proceed to convert the file and send the file to the SEC through an electronic link which is established by the software, from our computers to the SEC Edgar filing system.

Our Edgarizing software, which is the tool that we use to convert documents from Microsoft Word to HTML, is produced by Edgar Filings, Inc., a software company based in Houston, Texas. We currently have a license to use this software through May of 2006.

Management is of the belief that our present activities, while they are not of the scale of the businesses that past PNG management regimes pursued, is an operating business with the potential for cash flow and growth. However, Mr. Baum, our current manager, believes that there would probably be more value for our shareholders if we were able to attract a more substantial operating company and engage in a merger or business combination of some kind. With this in mind, we are attempting to: (i) registered our common stock pursuant to Section 12 of the 1934 Act; and (ii) pursued a listing and quotation on the over-the-counter bulletin board (the "OTCBB").

We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology business. Of course, because we have limited resources, the scope and number of suitable candidates to merge with, will be limited accordingly. Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we may incur further risk due to the failure of the target's management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to prove or predict profitability.

Following the effectiveness of this registration statement under the Securities Exchange Act of 1934, certain periodic reporting requirements will be applicable. First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year. The key element of such annual filing is an Audited Financial Statement prepared in accordance with standards established by the Commission. A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, which contain unaudited, but reviewed, financial statements. We would also be required to disclose certain corporate events if they are deemed "material events." Some events are deemed material enough to require the filing of a Current Report on Form 8-K. Any event may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes will require aggressive current reporting. All reports are filed and become public information. The practical effects of the foregoing requirements on the criteria for selection of a target company for us merge with are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting requirements or face delisting from the OTCBB, if listed, and delinquency and possible liability for failure to report.

Certain private companies may find a business combination more attractive than an initial public offering of their securities. Reasons for this may include the following:

•	inability to obtain underwriter;
•	possible larger costs, fees and expenses;
•	possible delays in the public offering process;
•	greater dilution of their outstanding securities.

Certain private companies may find a business combination less attractive than an initial public offering of their securities. Reasons for this may include the following:

•	no investment capital raised through a business combination;
•	no underwriter support of after-market trading.

The Company has voluntarily filed a Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934. The Company will continue to file all reports required of it under the Exchange Act until a business combination has occurred. A business combination will normally result in a change in control and management of the Company. Since a benefit of a business combination with the Company would normally be considered its status as a reporting company, it is anticipated that the Company will continue to file reports under the Exchange Act following a business combination. No assurance can be given that this will occur or, if it does, for how long.

ITEM 3. CONTROLS AND PROCEDUES

Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF  PROCEEDS

All of the below share issuances were made under an exemption from registration provided by section 4(2) of the Securities Act of 1933. All of the below share issuances were common stock issuances.

Party Our Securities Were Issued To	No. Shares Issued	Date of Issuance
Dorothy Brown	1,610,000	8/2/2002
Alan Brown	240,000	8/2/2002
Suzanne Kemp	440,000	8/2/2002
Monty Brown	315,000	8/2/2002
Suraj Jaswal	300,000	8/2/2002
Jennifer Kemp	280,000	8/2/2002
Blair Henderson	440,000	8/2/2002
Francine Lewis	370,000	8/2/2002
IPO Capital Corp	240,000	8/2/2002
Randal McCraw	440,000	8/2/2002
FN Nominees Ltd	440,000	8/2/2002
Joan Thompson	440,000	8/2/2002
James Kemp	440,000	8/2/2002
Marty Raken	440,000	8/2/2002
Yogendra Singh	440,000	8/2/2002
Soul Essentials	2,000,000	1/7/2003
Great West Investments & Referral	2,000,000	1/7/2003
Montague Brown	2,000,000	1/7/2003
Paula Brown	2,000,000	1/7/2003
Dorothy Brown	2,000,000	1/7/2003
David Patriquin	2,000,000	1/7/2003
Suraj Jaswal	2,000,000	1/7/2003
Leticia Hipolito	2,000,000	1/7/2003
Duncan MacKechnie	3,000,000	1/7/2003
Alan Brown	2,000,000	1/7/2003
Curt Lehner	2,000,000	1/7/2003
Hilda Oshowy	500,000	1/7/2003
James Kemp Sr.	2,000,000	1/7/2003
Shelley Macfarlane	250,000	1/7/2003
Thoridar V LTDA	350,000	1/7/2003
Thoridar V LTDA	1,650,000	1/7/2003
Yogesh Prasad	2,000,000	1/7/2003
The Baum Law Firm	4,000,000	6/25/2004

On October 25, 2004, the common stock was subjected to a "Round-Lot Reverse Split" of 1 common share for every 250 shares issued. A "Round-Lot Reverse Split" means that one's shares are subject to a reverse split, such that one would take the number of shares they held and divide that number by 250; however, shareholders owning more than 99 shares prior to the round lot reverse split could not own less than that number after the round lot reverse split. For example: Shareholders that owned less than 100 common shares prior to the round lot reverse split were left with 1 common share subsequent to the round lot reverse split. Shareholders owning between 100 and 25,000 common shares prior to the round lot reverse split were left with 100 common shares after the round lot reverse split. These shareholders were issued additional shares as is described below. Shareholders owning more than 25,000 common shares prior to the round lot reverse split divided the number of shares they owned prior to the reverse split by 250 in order to determine how many they owned after the round lot reverse split.

The following issuances were made as a result of the aforementioned round lot reverse split:
Rounding Adjustment To Existing Shareholders	20,276	10/25/2004
CEDE & Co.	8	10/28/2004
AG Edwards	-1	10/29/2004
Raymond James	3	11/2/2004

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS FILED ON FORM 8-K

A. Exhibits

*	The Articles of Incorporation were filed as Exhibit 2.1 in a Form 10-SB filed with the SEC on February 19, 2000 as SEC File Number 00029735 and SEC Film Number 557689.
**	The Bylaws were filed as Exhibit 2.4 in a Form 10-SB filed with the SEC on February 19, 2000 as SEC File Number 00029735 and SEC Film Number 557689.
***
The Plan of Reorganization (the "POR") was filed as an unnumbered exhibit to Form 10-SB filed with the SEC on February 19, 2000 as SEC File Number 00029735 and SEC Film Number 557689. The POR related to Telecommunications Technologies, Ltd., a Nevada corporation, acquiring the assets of Temple Summit Management Corporation, a Texas corporation.

****
The Amendment to the Articles of Incorporation ("Amendment 1") is dated February 20, 1998 and was filed with the SEC on February 19, 2000 as SEC File Number 00029735 and SEC Film Number 557689. Amendment 1 changed our name to PNG Ventures, Inc.

#
The Paper Computer Unaudited Financial Statements and the Notes to the Financial Statements, relating to the period from the date of inception (February 2, 2000) through March 31, 2000, were filed in a Form 8-K with the SEC on February 26, 2000 as SEC File Number 000-29735 and SEC Film Number 609256.

##
The PNG Ventures, Inc. Unaudited Financial Statements and Notes to the Financial Statements for quarterly period ended March 31, 2000, were included as Exhibit "00QF-1" in a Form 10-QSB file with the SEC on April 27, 2000 (See SEC Film Number 000-29735 and SEC Film Number 610472).

###
The Paper Computer Corporation (formerly PNG Ventures, Inc. and formerly Telecommunications Technologies, Inc.) Unaudited Pro Forma Consolidated Fiancnaisl Statements for the Period Ending March 31, 2000, were filed as an unnumbered item in a Form 8-K filed with the SEC on August 29, 2000 (See SEC Film Number 000-29735 and SEC Film Number 711585). This Form 8-K was filed pursuant to the issuance of 9,228,686 common shares (the "Paper Shares") in exchange for all of the shares of Paper Computer Corporation, thereby resulting in Paper Computer Corporation becoming a wholly owned subsidiary of what was PNG Ventures, Inc. Pursuant to the terms of the agreement with Paper Computer Corporation (the private company), immediately following the issuance of the Paper Shares, PNG changed it's name to Paper Computer Corporation, a Nevada corporation. Ultimately, the Paper Shares were not issued, and we filed a Form 8-K on June 15, 2001 which discussed the failure of the Paper Computer Corporation transaction.

####
A Form 15 "Certification And Notice Of Termination Of Registration Under Section 12(G) Of The Securities Exchange Act Of 1934 Or Suspension Of Duty To File Reports Under Sections 13 And 15(D) Of The Securities Exchange Act Of 1934" was filed with the SEC as Commission File Number 0-29735 on June 12, 2001.

Δ
A Form 8-K was filed with the SEC on June 15, 2001 (See SEC File Number 1664943). This Form 8-K discussed: (i) the failure of the Paper Computer Corporation transaction and the cancellation of the previously referred to Paper Shares; (ii) a 3 for 1 forward split of our common stock effective on June 6, 2000; (iii) a 2 for 1 reverse split of out common stock effective as of June 15, 2001; (iv) John Spicer's election to our Board of Directors as the sole officer and director (at the time of his election) and the payment to Mr. Spicer of 2,500 common shares in consideration of services valued at USD $5,000.00; (v) the then number of issued and outstanding common shares (4,315,626) and the fact that Mr. Spicer owned 2,500,000 of the issued and outstanding shares; and (vi) the fact that as of the date of the Form 8-K, only Miller M. Mays III and John Spicer were our directors.

PNG VENTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNG VENTURES, INC. (Registrant)
May 31, 2005	By:	/s/ Mark L. Baum, Esq.

Mark L. Baum, Esq.
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)