Form 10KSB
PNG VENTURES INC
filed 2005-07-26
CIK 1016900

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the  fiscal year ended December 31, 2004.
[    ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the  transition period from _______________ to ________________.

Commission File No. 000-13858
PNG Ventures, Inc. (formerly known as Paper Computer Corporation) (Name of small business issuer in its charter)
Nevada	88-0350286
(State or other Jurisidiction of Incorporation or Organization)	(IRS Employer Identification Number)

580 2nd Street, Suite 102 Encinitas, California	92024
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number	(760) 230-2300 x205

Securities registered under Section 12(g) of the Act:	None

Securities to be registered under Section 12(g) of the Act:	None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ].

Issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Based on 200,049 common shares issued and outstanding as of July 28, 2005, $50,012.25.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 28, 2005, there were 200,049 common shares issued and outstanding.

Documents Incorporated by Reference:

On June 10, 2005, the Company made effective with the Commission a Form 10SB (See Accession Number 0001300248-05-000070). In Part III of the Form 10SB, we listed numerous exhibits as well as a description of the exhibits. We are incorporating the Form 10SB, as well as the aforementioned exhibits and the descriptions of the same. All of our public filings made available on the EDGAR filing system will be very helpful to the reader of this Annual Report in term of making a determination as to our current business and the prospects for our company going forward.

Transitional Small Business Disclosure Format: Yes [ X ] No [   ].

This Form 10-KSB consists of  17 pages

2

TABLE OF CONTENTS
FORM 10-KSB ANNUAL REPORT
_________________________

PNG VENTURES, INC.

Section	Heading	Page
Part I
Item 1	Description of Business	4
Item 2	Description of Property	4
Item 3	Legal Proceedings	4
Item 4	Submission of Matters to a Vote of Security Holders	4
Part II
Item 5	Market for the Registrant's Common Equity and Related Stockholder Matters	4
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations	4
Item 6A	Quantitative and Qualitative Disclosures About Market Risk	4
Item 7	Financial Statements with Index and Auditor's Report	F1 - F10
Item 8	Changes in and Disagreements on Accounting and Financial Disclosure	5
Item 8A	Controls and Procedures	5
Item 8B	Other Information	5
Part III
Item 9	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	5
Item 10	Executive Compensation	5
Item 11	Security Ownership of Certain Beneficial Owners and Management	5
Item 12	Certain Relationships and Related Transactions	5
Part IV
Item 13	Exhibits	5
Item 14	Principal Accountant Fees and Services	5
	Certifications and Signatures	Ex. 31-32

3

Introduction

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein, including the Company's Form 10SB recently filed and made effective in June of 2005. Because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "intend," "expects," "plan," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY  RISKY.

Part I.

Item 1. Description of the Business.

A. History

PNG Ventures, Inc., ("PNG" or the "Registrant" which is sometime referred to as "We", "Us", "Our" and the "Company" whenever practical) was first incorporated in the State of Nevada on June 23, 1995, as Telecommunications Technologies, Ltd. ("TTL").

On December 31, 1995, we formalized a plan of reorganization and tender to and for the shareholders of Temple Summit Management Corporation ("Temple Summit") whereby we acquired all the assets of Temple Summit, and by which all the former shareholders of Temple Summit became our shareholders. Accordingly, we made our initial issuance of 47,506,240 shares to the shareholders of Temple Summit. Thereafter, Temple Summit became a private company with no further relationship with us.

TEMPLE SUMMIT MANAGEMENT CORPORATION

Temple Summit had been incorporated in Texas in August of 1991, and reincorporated in Texas in September 1993, without change in equitable ownership, management or control. Temple Summit was engaged, without success, in creating and managing financial participation in special marketing projects. During 1992, Temple Summit made its initial issuance of 285,714 shares of its common stock, in 1992. These 285,714 shares were acquired by or for Kirt W. James and William Stocker and five other founding shareholders.

On or about May 5, 1995, Temple Summit completed a limited public offering of additional shares of its common stock, pursuant to Rule 504 of Regulation D, promulgated by the Securities and Exchange Commission, under the Securities Act of 1933. 11,200 additional common shares were placed pursuant to the May 5, 1995, Regulation D Rule 504 offering, at $1.00 per share, resulting in a total of 296,914 shares issued and outstanding. The Temple Summit marketing plan failed and Temple Summit became inactive at the end of 1995. Immediately preceding the transaction by which we reorganized and acquired its initial capitalization from Temple Summit, the previously discussed 296,914 Temple Summit common shares were forward split 160 for 1, with the result that 47,506,240 shares of Temple Summit were issued and outstanding.

TELECOMMUNICATIONS TECHNOLOGIES, LTD.

On December 31, 1995, our corporation, then called Telecommunications Technologies, Ltd., formalized a plan of reorganization (the "Reorganization") and tender to acquire from Temple Summit, $5,000 in cash and to issue 1 of our shares for every Temple Summit share we received. We received all of the 47,506,240 Temple Summit shares and $5,000 in cash. Following this transaction, Temple Summit ceased to be a public company and became an inactive wholly-owned subsidiary of its principal shareholder, Temple Summit Equity Group, Ltd.
At the time of the reorganization, Temple Summit had no business or business plan, and owned no assets other than its cash. Moreover, at the time of the reorganization, Temple Summit had no material liabilities, other than to its principal shareholder, and all such incidental liabilities were assumed by the principal shareholder and not acquired by us. Pursuant to the Reorganization, we issued 47,506,240 shares of common stock to the shareholders of Temple Summit. At that time, we intended to take maximum advantage of the growth in telecommunications technology using the backgrounds and strengths of Temple Summit's management, by specifically doing the following: making patent filings for new technology, financing of new technology, selling or granting of rights for the utilization of new technologies, and retaining royalties based on the utilization or exploitation of the new technologies.

On March 7, 1996, we completed a Private Placement/Limited Offering of an additional 500,000 shares of common stock, with the result that the previous total shares issued and outstanding (47,506,240) was increased to 48,006,240.

On May 9, 1996, we privately placed an additional 410,400 shares, resulting in our total issued and outstanding common shares equaling 48,416,640 shares.

On or about February 20, 1998, we effected a 1 for 40 reverse split of our common stock, from 48,416,640 to 1,210,417, and so that we could engage in an technology-related acquisition, pursuant to Rule 504 of Regulation D, we authorized the placement of up to an additional 10,000,000 common shares at $0.01 per share. This technology-related acquisition did not take place, and for no shares were issued.

PNG VENTURES, INC.

On March 5, 1998, we changed our corporate name to PNG Ventures, Inc. in connection with our intention to acquire a controlling interest in San Kung Trading Limited ("SKTL"). SKTL was a private company based in Guernsey, Channel Islands, organized in 1996, to pursue joint-venture resource development projects in Papua, New Guinea. Thereafter that plan was abandoned, primarily due to the extraordinary difficulty in auditing the assets we intended to acquire.
Subsequent to the failure of the SKTL transaction, we became a company whose business plan was to simply engage in a profitable business combination.

PAPER COMPUTER.COM, INC. AND PAPER COMPUTER CORPORATION

In April of 2000, we attempted to engage in a transaction with Paper Computer Corporation, a private company. As we reported in a Form 8-K filed with the SEC, the Paper Computer Corporation transaction failed and resulted in no change to our financial statements. However, prior to the failure of the Paper Computer Corporation transaction, our board of directors, at that time, changed our corporate name twice: (i) the first time, on April 25, 2000, to "Paper Computer.com, Inc."; and (ii) the second time on the following day, April 26, 2000, to "Paper Computer Corporation."

BACK TO THE PAST … PNG VENTURES, INC.

Following all of the aforementioned failed transactions, on June 21, 2001, our Articles of Incorporation were amended yet again, changing our corporate name back to NG Ventures, Inc.

NO ACTIVITY, AND ANOTHER FAILURE … OIL AND GAS THIS TIME

On February 15, all of our directors resigned except for John Spicer. On August 28, 2002, Alan Brown was appointed as the sole officer and director and Mr. Spicer resigned.

We engaged in very little corporate activity until December of 2002, when on January 17, 2003, Mr. Brown entered into a joint venture (the "Joint Venture") with a company called Anyhydride Petrolem (Canada), Inc., a wholly owned subsidiary of Uranium Power Corporation ("Uranium Power"). The Joint Venture provided us with 9.5% of the gross of an overriding royalty from a well located beneath the Athabasca Tar Sands in Northeast Alberta, Canada. The Joint Venture was yet another failure.

Uranium Power Corporation is now Canwest Petroleum Company ("CanWest") and is listed on the over-the-counter bulletin board under the ticker symbol "CWPC." The Joint Venture properties were written off by us as well as CanWest as is more fully described on page 30 of an Amended Form SB-2 Registration Statement filed with the SEC on December 23, 2004.

MR. BROWN RESIGNS; BAUM IS ELECTED

Subsequent to the Joint Venture, on June 23, 2004, Mr. Brown resigned from the board of directors and Mark L. Baum, Esq. was appointed as our only two directors.

Mr. Baum currently serves as our Chairman, Chief Executive Officer and principal accounting officer. Additionally, Mr. Baum is an attorney and assists us with our corporate legal work.

Our common shares are currently trade on the Pink Sheets under the symbol "PNGX."

We have no internet website address.

Item 2. Description of the Property.

We currently do not own any real property and we do not lease any real property. We receive mail at the office of Mr. Baum, our Chairman and CEO.

Item 3. Legal Proceedings.

None

Our registered agent for service of process is: Paracorp, 318 N. Carson St., Suite 208, Carson City, NV  89701, telephone number: (775) 883-0104.

Item 4. Submission of Matters to a Vote of Security Holders.

A shareholder meeting was not held during calendar year 2004.

PART II.

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded on the Pink Sheets market under the symbol "PNGX". The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2003(1)	Low	High
First Quarter	$.04	.22
Second Quarter	.01	.05
Third Quarter	.02	.07
Fourth Quarter	.06	.12

2004(1)	Low	High
First Quarter	$.03	.09
Second Quarter	.01	.04
Third Quarter	.01	.01
Fourth Quarter	.01	.01

2005(1)(2)	Low	High
First Quarter	$.20	.51

(1)	The prices listed above have been rounded to the nearest penny.
(2)	The prices listed were subject to a 1:250 round lot reverse split (as is described in Item 4. below).

As of May 9, 2005, there were approximately 184 shareholders of record (in street name) of the Company's common stock.

To date, the Company has not declared or paid dividends on its Common Stock.

As of the date of this filing, there are no securities authorized to be issued under an equity compensation plan.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations for the Year Ended December 31, 2004

The Company had no revenues.

Expenses for the year ended December 31, 2004 were $150,507.

Item 6A. Quantitative and Qualitative Disclosures About Market Risk.

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have. For example, the Company has very limited resources to pay legal and accounting professionals. If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the '34 Exchange Act. If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC. In any case, if the Company was not able to maintain its reporting status, it would become "delisted" and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

Item 7. Financial Statements.

Index to PNG Ventures, Inc.
Financial Statements December 31, 2004

Independent Auditor's Report	F1
Financial Statements:
Balance Sheet	F2
Statement of Operations	F3
Statements of Stockholders' Equity	F4-F6
Statements of Cash Flows	F7
Notes to Financial Statements	F8-F10

4

REPORT of INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PNG Ventures, Inc.
Encinitas, California

We have audited the accompanying balance sheets of PNG Ventures, Inc. (a development stage company) as of December 31, 2004 and 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended , and from inception on June 23, 1995 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company has determined that it is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PNG Ventures, Inc. (a development stage company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended, and from inception on June 23, 1995 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had continual operating losses and is dependent on financing to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
April 11, 2005

PNG VENTURES, INC.
(A Development Stage Company)
Balance Sheets
Financial Statements should be read in conjunction with
the Notes to the Financial Statements
ASSETS

	December 31
		2004	2003

CURRENT ASSETS

Cash	$		$39

Total Current Assets			39

OTHER ASSETS

Joint Venture Working Interest		177,789	224,986

Total Other Assets		177,789	224,986

TOTAL ASSETS		$177,789	$225,025

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts payable	$3,290	$
Accounts payable - related party	200		69,983

Total Current Liabilities	$3,490		$69,983

STOCKHOLDERS EQUITY

Common stock $0.001 par value;
50,000,000 shares authorized;
200,049 and 163,763 shares issued
and outstanding, respectively	200		164
Additional paid-in capital	922,317		752,590
Retained earnings	(748,218)		(597,710)

Total Stockholders Equity	174,299		155,042

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$177,789		$177,789

PNG VENTURES, INC.
(A Development Stage Company)
Statement of Operations
Financial Statements should be read in conjunction with
the Notes to the Financial Statements

	For the Years Ended December 31,				From Inception on June 23, 1995 Through December 31
	2004		2003		2004

REVENUES	$		$		$5000

EXPENSES

General and Administrative Expenses		150,507		242,688	753,218

Total Expenses		150,507		242,688	753,218

NET (LOSS)		$(150,507)		$(242,688)	$748,218)

NET LOSS PER SHARE		(0.85)		$(1.69)	$(17.53)

WEIGHTED AVERAGE
SHARES OUTSTANDING		$177,564		$143,930	$42,681

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Stockholers' Equity
Financial Statements should be read in conjunction with
the Notes to the Financial Statements

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit Accumulated During the Development Stage

Issuance of common shares for cash	$7,126	$7	$4993	$-

Net loss for the year ended December 31, 1995	-	-	-	(3,000)

Balance, December 31, 1995	7,126	7	4,993	(3,000)

Issuance of common shares
for cash at $333.33 per share	45	-	15,000	-

Issuance of common shares
for cash at $333.33 per share	30	-	10,000	-

Issuance of common shares
for cash at $6.61 per share	62	-	410	-

Net loss for the year ended
December 31, 1996	-	-	-	(27,410)

Balance, December 31, 1996	7,263	7	30,403	(30,410)

Net loss for the year ended
December 31, 1997	-	-	-	-

Balance, December 31, 1997	7,263	7	30,403	(30,410)

Net loss for the year ended
December 31, 1998	-	-	-	-

Balance, December 31, 1998	7,263	7	30,403	(30,410)

Net loss for the year ended
December 31, 1999	-	-	-	-

Balance, December 31, 1999	$7,263	$7	$30,403	$(30,410)

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (continued)
Financial Statements should be read in conjunction with
the Notes to the Financial Statements

	Common Stock
	Shares	Amount	Paid In Capital	Deficit Accumulated During the Development Stage
Balance, December 31, 1999	$7,263	$7	$30,403	$(30,410)

Issuance of common shares
for services valued at $0.50	10,000	10	4,990

Cancellation of common
shares	(10,000)	(10)	(4,990)

Issuance of common shares
in an acquisition valued at
$0.50	18,458	18	9,211

Cancellation of common
shares	(18,458)	(18)	(9,211)

Net loss for the year ended
December 31, 2000	-	-	-	(153,279)

Balance, December 31, 2000	7,263	7	30,403	(183,689)

Issuance of common shares
of services at $0.25 per
share	10,000	10	2,470	-

Net loss for the year ended
December 31, 2001	-	-	-	(98,049)

Balance, December 31, 2001	17,263	17	32,873	(281,738)

Issuance of common shares
for debt conversion, August
2002	27,500	28	273,566	-

Net loss for the year ended
December 31, 2002	-	-	-	(73,284)

Balance, December 31, 2002	$44,763	$45	$306,439	$(355,022)

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Stockholers' Equity (continued)
Financial Statements should be read in conjunction with
the Notes to the Financial Statements

	Common Stock
	Shares	Amount	Paid In Capital	Deficit Accumulated During the Development Stage

Balance, December 31, 2002	$44,763	$45	$306,439	$(355,022)

Issuance of common shares for
debt conversion February, 2003	119,000	119	446,131	-

Net loss for the year ended
December 31, 2003	-	-	-	(242,688)

Balance, December 31, 2003	163,763	164	752,570	(597,710)

Issuance of common shares
for debt conversion, June
2004	16,000	16	39,984	-

Issuance of common shares
of services at $0.001 per
share	20,000	20	59,980	-

Reclass of accounts payable
In June 2004	-	-	69,783	-

Rounding Shares due to
250 to 1 reverse split	286	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	(150,507)

Balance, December 31, 2004	$200,049	$200	$922317	$(748,217)

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows
Financial Statements should be read in conjunction with
the Notes to the Financial Statements

	For the Years Ended December 31,
	2004	2003	From Inception on June 23, 1995 through 2004

CASH FLOW FROM OPERATING ACTIVITIES

Net loss	$(150,507)	$(242,688)	$(748,217)
Non-cash items:
Stock for services	60, 000	62,500	-
Conversion of payables	39,981	-	39,981
Changes in Investment Asset	-	47,197	47,197
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	3,290	-	276,884

Net Cash Provided (Used) by Operating Activities	(39)	(242,688)	(321,655)

CASH FLOWS FORM INVESTING ACTIVITIES

Cash paid for joint venture interest	-	(156,556)	(224,986)

Net Cash Paid for Investing Activities	-	(156,556)	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from debt financing	-	397,801	516,231
Proceeds from issuance of common stock for cash	-	-	30,410

Net Cash Provided by Financing Activities	-	397,801	546,641

NET INCREASE (DECREASE) IN CASH	(39)	(1,443)	-

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	$39	$1,482	-
CASH AND CASH EQUIVALENTS AT
END OF YEAR	-	39	-

CASH PAID FOR:
Interest	-	470	630
Income taxes

        NON-CASH FINANCING ACTIVITIES:
        During 2001, the Company issued 2,500,000 shares of common stock for services rendered valued at $0.001 per share.
        During 2002, the Company issued 6,875,000 shares of common stock for conversion of related party payables in the amount of $273,594.
        During 2003, the Company issued 29,750,000 shares of common stock for conversion of related party payable in the amount of $446,248.

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2004 and 2003

NOTE 1 -	SUMMARY OF ACCOUNTING POLICIES

a. Organization

PNG Ventures, Inc. (the Company) was incorporated in the state of Nevada on June 23, 1995 as Telecommunications Technologies, Ltd. On June 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (TSMC), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994. The substance of the re-organization was that the Company acquired $5,000 in cash for 47,506,240 shares of stock, issued to the shareholders of TSMC, following which TSMC ceased to be a public company and became an inactive wholly-owned subsidiary of it=s principal shareholder, Temple Summit Equity Group, LTD. This business combination was treated as a reverse acquisition for accounting purposes. On February 20, 1998, the Company changed its name to PNG Ventures, Inc. The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses. The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation. The agreement provides the Company up to a 12.5% working-interest, subject to a 9.5% gross over riding royalty, in the AOC T-32-89-10 W4M well located beneath the Athabasca Tar Sands in North East Alberta Canada.

b. Accounting Method

The company's financial statements are prepared using the accrual method of accounting.

c. Fiscal Year

The Company has a calendar year end for financial reporting.

d. Earnings (Loss) Per Share

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

		For the Years Ended December 31,	From Inception on June 23, 1995 through December 31,
	2004	2003	2004
Numerator-loss	$(150,507)	$(242,688)	$(748,217)
Denominator-weighted average number of shares outstanding	177,564	143.930	42,681
Loss per share	$(0.85)	$(1.69)	$(17.53)

e. Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $748,217 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2004 and 2003:

Deferred tax assets	2004	2003
NOL carryforward	$254,394	84,394
Valuation allowance	$(254,394)	(84,394)
Total	$-	-

f. Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has had substantial operating losses for the past years and is dependant upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management=s plans to raise necessary funds from shareholders to satisfy the expense requirements of the joint venture and eventually derive revenues there from.

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

During February 2000, the Company issued 10,000 shares of common stock for services valued at $0.50 per share. During April 2000, these 10,000 shares were canceled.

During March 2000, the Board of Directors approved a 1 for 3 forward split. These financial statements have been retroactively restated to reflect this change.

During April 2000, the Company issued 18,458 shares of common stock to acquire Paper Computer Corporation. On December 31, 2000, these 18,458 shares were canceled and the acquisition rescinded.

During June 2001, the Board of Directors approved a 2 for 1 reverse split. These financial statements have been retroactively restated to reflect this change.

During June 2001, the Company issued 10,000 shares of common stock for services valued at $0.25 per share.

During August 2002, the Company issued 27,500 shares of common stock for payment of payables due in the amount of $273,594.

During February 2003, the Company issued 119,000 common shares to shareholders for conversion of debt in the amount of $446,250.

During June 2004, the Company issued 16,000 shares of common stock for payment of payables due in the amount of $40,000.

During September 2004, the Company issued 20,000 shares of common stock for services valued at $3.00 per share.

During October 2004, the Board of Directors approved a 250 for 1 reverse split. These financial statements have been retroactively restated to reflect this change.

NOTE 5 - RELATED PARTY TRANSACTIONS

Various shareholders and officers have advanced funds to the Company as needed. As of December 31, 2004 and 2002, $0 and $69,983 was due to these shareholders. During 2003, the Company issued stock for the conversion of all this debt.

NOTE 6 - JOINT VENTURE WORKING INTEREST

The Company has recorded $224,986 as its basis in the joint venture working interest in the petroleum and natural gas lease disclosed in Note 1. The Company has recorded its investment at cost and will account for its interest on the equity method. In 2004 the majority interest holder, Canwest, recognized a loss and assessed PNG, the minority interest holder, its portion of the loss totaling (47,197). The basis of the company’s investment was reduced by this amount making the basis at December 31, 2004 $177,789. No revenues have been recognized from the joint venture.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 8B. Other Information.

None.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

Mark L. Baum, Esq. is our sole officer and director. Mr. Baum has more than 10 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, and various asset acquisitions and divestitures. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm. Mr. Baum's law practice focuses on securities laws and related issues for small-cap and micro-cap publicly reporting companies.

We have no other employees

Mr. Baum has not been involved in a legal proceeding within the past 5 years that would materially affect his integrity or his ability to act on behalf of our company.

Mr. Baum controls the operational direction of PNG Ventures, Inc.

We do not have an audit committee. We do not have a financial expert serving on our board of directors.

All of our directors are entitled to reimbursement of funds advanced to pay expenses in connection with our Company's business. We have not established specific committees within the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on its review of the copies of such reports furnished to the company and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 10. Executive Compensation

Our Chairman, President, CEO and CFO is Mark L. Baum.

Mark L. Baum is accruing $10,000 per month in salary.

Mr. Baum has no options or warrants that would enable him to acquire additional common shares.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Mr. Baum, our Chairman, President, CEO and CFO is the beneficial owner of 57,389 of our common shares.

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants.

Item 12. Certain Relationships and Related Transactions

On June 25, 2004, The Baum Law Firm, Inc. ("TBLF"), an entity controlled by our Chairman and CEO, Mark L. Baum, Esq., purchased, in a private transaction, 78,776 of our restricted common shares.

On June 25, 2004, TBLF was issued 16,000 restricted common shares in consideration for legal TBLF performed on behalf of the company.

On September 29, 2004, Business Consulting Group Unlimited, Inc., a general business consulting entity owned by Mr. Baum, was issued 20,000 restricted common shares, in consideration of non-legal services that were performed on our behalf.

As of September 29, Mr. Baum directly controlled approximately 114,776 of the 200,249 common shares that were then issued and outstanding.

In October of 2004, Mr. Baum sold, in a private transaction, 57,387 of the restricted shares he was the beneficial owner of, to James B. Panther II. As of the date of this filing, Mr. Baum is the beneficial owner of 57,389 of our restricted common shares.

Item 13. Exhibits and Reports on Form 8-K

A. Exhibits

▪	Telecommunications Technologies, Ltd. Articles of Incorporation*
▪	Telecommunications Technologies, Ltd. Bylaws**
▪	Plan of Reorganization and Tender***
▪	Amendment to the Articles of Incorporation****
▪	Paper Computer Corporation Financial Statements #
▪	PNG Ventures, Inc. Unaudited Financial Statements for the Quarter Ended March 31, 2000 ##
▪	PNG Ventures, Inc. Unaudited Pro Forma Colidated Financial Statements as of March 31, 2000 ###
▪	Paper Computer.com, Inc. Form 15 ####
▪	Paper Computer Corporation Form 8-K ❒

*	The Articles of Incorporation were filed as Exhibit 2.1 in a Form 10-SB filed with the SEC on February 19, 2000 as SEC File Number 00029735 and SEC Film Number 557689.
**	The Bylaws were filed as Exhibit 2.4 in a Form 10-SB filed with the SEC on February 19, 2000 as SEC File Number 00029735 and SEC Film Number 557689.
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

❒
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

B. Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

Audit Fees

During the last two fiscal years, the Company has been billed approximately USD $4,000 for professional services by it's independent auditors in connection with the review of its quarterly reports and annual report.

No fees were billed by a CPA firm for tax planning or tax advice.

5