Form 10QSB
period 2005-06-30
PNG VENTURES INC
filed 2005-08-08
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-QSB
_______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act  of 1934 for the quarterly period ended June 30, 2005 or
[     ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of  1934 for the transition period from _______________ to ________________.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 28, 2005, there were 200,249 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [     ].

This Form 10-QSB consists of 11 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PNG VENTURES, INC.

ITEM 1.
PNG Ventures, Inc.

Consolidated Financial Statements
For the Three Months Ended
June 30, 2005
(Unaudited)

________________________________

CONTENTS
________________________________

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PNG VENTURES, INC.
(a Development Stage Company)
Balance Sheet
June 30, 2005
(Unaudited)

	June 30,	December 31,
ASSETS	2005	2004
	(Unaudited)

Investment in Oil Lease	177,789	177,789

Total Assets	$177,789	$177,789

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$3,290	$3,290
Accounts Payable - related party	200	200
Salaries Payable - Officer	30,000	-

Total Current Liabilities	33,490	3,490

Total Liabilities	33,490	3,490

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares of $.001 Par Value,
200,049 and 200,049 shares issued and outstanding respectively	200	200
Additional Paid in Capital	922,317	922,317
Accumulated Deficit	(778,218)	(748,218)

Total Stockholders' Equity	144,299	174,299

Total Liabilities and Stockholders' Equity	$177,789	$177,789

(See Footnotes Below)

PNG VENTURES, INC.
(a Development Stage Company)
Statements of Operations
June 30, 2005
(Unaudited)

	For the six		For the six	For the three	For the three	From Inception
	months ended		months ended	months ended	months ended	on June 23, 1995
	June 30,		June 30,	June 30,	June 30,	through June 30,
	2005		2004	2005	2004	2005

Revenues	$-		$-	$-	$-	$5,000

Operating Expenses
General & Administrative	30,000		40,000	30,000	40,000	783,218

Total Operating Expenses	30,000		40,000	30,000	40,000	783,218

Operating Income (Loss)	(30,000)		(40,000)	(30,000)	(40,000)	(778,218)

(Loss) from Investment	-		-	-	-	-
Gain on Settlement of debt	-		-	-	-	-

Net (loss) from operations	(30,000)		(40,000)	(30,000)	(40,000)	(778,218)

Other Income (Expense)
Miscellaneous Income	-	#	-	-	-	-
Interest Expense	-		-	-	-	-

Total Other Income (Expense)	-		-	-	-	-

Net Income (Loss)	$(30,000)		$(40,000)	$(30,000)	$(40,000)	$(778,218)

Net Income (Loss) Per Share	$(0.15)		$(0.22)	$(0.15)	$(0.24)	$(15.42)

Weighted Average Shares Outstanding	200,049		179,763	200,049	164,049	50,463

(See Footnotes Below)

PNG Ventures, Inc.
(a Development Company)
Statement of Cash Flows
January 1, 2005 to June 30, 2005 and 2004

				From Inception
	For the Six Months Ended			on June 23, 1995
	June 30,			Through June 30,
	2004	2004		2005

Cash Flows from Operating Activities

Net Income (Loss)	$(30,000)		$(40,000)	$(778,218)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-		40,000	62,500
Conversion of Payables	-		-	39,982
Change in Investment Asset	-		-	47,197
Change in Assets and Liabilities	-		-	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	30,000		-	306,884

Net Cash Provided(Used) by Operating Activities	-		-	(321,655)

Cash Flows from Investing Activities
Payment for notes receivable			-	-
Cash paid for joint venture interest	-		-	(224,986)

Net Cash Provided (Used) by Investing Activities	-		-	(224,986)

Cash Flows from Financing Activities

Capital contribution	-		-	-
Proceeds from debt financing	-		-	516,231
Proceeds from issuance of common stock for cash	-		-	30,410

Net Cash Provided(Used) by Financing Activities	-		-	546,641

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	-		39	-

Cash and Cash Equivalents at End of Period	-		39	-

Cash Paid For:
Interest	$-		$-	$630
Income Taxes		$	$ -	$-

NonCash Activities:
Stock issued for services	$-		$-	$-

(See Footnotes Below)

PNG Ventures, Inc.
Notes to Financial Statements
June 30, 2005
(Unaudited)

GENERAL

PNG Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the interim period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Period Beginning January 1, 2005 and Ending June 30, 2005

The Company had no revenues.

Expenses for the period from April 1, 2005 through June 30, 2005 were $30,000. These expenses were mainly from consulting fees associated with the services rendered to the Company by Mark L. Baum.

Product Liability Insurance

We carry no direct product liability insurance.

Competition and Difficulties In Marketing Products

There is tremendous competition in the Edgarizing business. Further, our competition is better funded and many of the leading Edgarizing companies have well-established customer bases. Many of our competitors are large, well financed organizations that have significant distribution channels already in place. It is very challenging for the Company to establish a distribution channel for it's products and it is equally difficult to market a new product to users who have never used the product.

Research and Development

The Company is currently not conducting any research programs on its products or services.

Government Regulation

We do not anticipate significant delays in government approval to operate.

Employees

We currently have no full time employees.

1

FINANCIAL CONDITION AND CHANGES IN FINANCIAL CONDITION

The following analysis of historical financial condition and results of operations are not necessarily reflective of the on-going operations of the Company.

Overall Operating Results

We did not experience any cash flow during the first six months of the calendar year 2005.

Operating expenses were $30,000 for the current quarter. We also owe our independent auditors $3,290. These expenses were incurred primarily for the following reasons:

•	Legal fees of $30,000 incurred for the annual audit and bookkeeping services.
•	Accounting fees of $3,290 incurred primarily in conjunction with the aforementioned SEC investigation.

Expenses incurred for the prior quarter were $(30,000) and were incurred primarily for consulting fees.

We incurred a net loss for the current quarter of $30,000. These losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $778,218 of net operating loss carry-forwards as of June 30, 2005, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

Accordingly, the potential tax benefits of the loss carry-forwards are offset by valuation allowance of the same amount.

Liquidity and Capital Resources

We will need additional financing in order to implement our business plan and continue as a going concern. We do not currently have a source for any additional financing and we cannot give any assurances that we will be able to secure any financing.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with definitive lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with intangible long-lived assets, including 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using the systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company does not believe that the adoption of this statement will effect its financial position, results of operations or cash flows.

In October 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business'" for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations or cash flows.

On April 30, 2002, the FASB issued Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145, but it will not have a material effect on the December 31, 2002 financial statements.

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

Inflation

Our results of operations have not been affected by inflation and we do not expect inflation to have a significant effect on its operations in the future.

2

Forward-Looking Information

From time to time, we or our representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but not limited to, press releases, oral statements made with the approval of an authorized executive officer or in various filings made by us with the Securities and Exchange Commission. Words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project or projected", or similar expressions are intended to identify "forward-looking statements". Such statements are qualified in their entirety by reference to and are accompanied by the above discussion of certain important factors that could cause actual results to differ materially from such forward-looking statements.

Management is currently unaware of any trends or conditions other than those previously mentioned in the management's discussion and analysis that could have a material adverse effect on the Company's consolidated financial position, future results of operations, or liquidity. However, investors should also be aware of factors that could have a negative impact on the Company's prospects and the consistency of progress in the areas of revenue generation, liquidity, and generation of capital resources. These include: (i) variations in revenue, (ii) possible inability to attract investors for its equity securities or otherwise raise adequate funds from any source should the Company seek to do so,
(iii) increased governmental regulation, (iv) increased competition, (v) unfavorable outcomes to litigation involving the Company or to which the Company may become a party in the future and, (vi) a very competitive and rapidly changing operating environment.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

The risks identified here are not all inclusive. New risk factors emerge from time to time and it is not possible for us to predict all of such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

31.1  Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the  Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002.

32.1  Certification of Chief Executive Officer pursuant to 18 United States Code  Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

None

3

PNG Ventures, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNG Ventures, Inc. (Registrant)

Date: August 8, 2005	By:	/s/ Mark L. Baum

Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)

4