Form 10QSB
period 2005-09-30
PNG VENTURES INC
filed 2005-11-14
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-QSB
_______________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [    ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 4, 2005, there were 200,249 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ X ] No [    ].

This Form 10-QSB consists of 10 Pages.

TABLE OF CONTENTS
FORM 10-QSB QUARTERLY REPORT
_________________________

PNG VENTURES, INC.

ITEM 1.
PNG Ventures, Inc.

Consolidated Financial Statements
For the Nine Months Ended
September 30, 2005
(Unaudited)

________________________________

CONTENTS
________________________________

Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PNG Ventures, Inc.
Unaudited Balance Sheet
as of December 31, 2004 and September 30, 2005
(See Footnotes Below)

	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)

Investment in Oil Lease	177,789	177,789

Total Assets	$177,789	$177,789

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$3,290	$3,290
Accounts Payable - related party	4,912	200
Salaries Payable - Officer	60,000	-

Total Current Liabilities	68,202	3,490

Total Liabilities	68,202	3,490

Stockholders' Equity
Common Stock, Authorized 50,000,000 Shares of $.001 Par Value,
200,049 and 200,049 shares issued and outstanding respectively	200	200
Additional Paid in Capital	922,317	922,317
Accumulated Deficit	(812,930)	(748,218)

Total Stockholders' Equity	109,587	174,299

Total Liabilities and Stockholders' Equity	$177,789	$177,789

PNG Ventures, Inc.
Unaudited Statement of Operations from January 1, 2005 to September 30, 2005 , and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	For the nine	For the nine	For the three	For the three	From Inception
	months ended	months ended	months ended	months ended	on June 23, 1995
	Sept 30,	Sept 30,	Sept 30,	Sept 30,	through Sept 30,
	2005	2004	2005	2004	2005

Revenues	$-	$-	$-	$-	$5,000

Operating Expenses
General & Administrative	64,712	40,000	34,712	40,000	817,930

Total Operating Expenses	64,712	40,000	34,712	40,000	817,930

Operating Income (Loss)	(64,712)	(40,000)	(34,712)	(40,000)	(812,930)

Net (loss) from operations	(64,712)	(40,000)	(34,712)	(40,000)	(812,930)

Net Income (Loss)	$(64,712)	$(40,000)	$(34,712)	$(40,000)	$(812,930)

Net Income (Loss) Per Share	$(0.32)	$(0.22)	$(0.17)	$(0.24)	$(15.02)

Weighted Average Shares Outstanding	200,049	179,763	200,049	164,049	54,131

PNG Ventures, Inc.
Unaudited Statement of Cash Flows from January 1, 2005 to September 30, 2005 , and the comparative period for Fiscal Year 2004
(See Footnotes Below)

	For the Nine Months Ended			From Inception
	September 30,			on June 23, 1995
				Through Sept. 30,
	2005	2004		2005

Cash Flows from Operating Activities

Net Income (Loss)	$(64,712)	$ (40,000)		$(812,930)
Adjustments to Reconcile Net Loss to Net Cash
Provided by Operations:
Stock Issued for Services	-		40,000	62,500
Conversion of Payables	-		-	39,982
Change in Investment Asset	-		-	47,197
Increase (Decrease) in Accounts Payable and Accrued Expenses	64,712		-	341,596

Net Cash Provided(Used) by Operating Activities	-		-	(321,655)

Cash paid for joint venture interest	-		-	(224,986)

Net Cash Provided (Used) by Investing Activities	-		-	(224,986)

Cash Flows from Financing Activities

Proceeds from debt financing	-		-	516,231
Proceeds from issuance of common stock for cash	-		-	30,410

Net Cash Provided(Used) by Financing Activities	-		-	546,641

Increase (Decrease) in Cash	-		-	-

Cash and Cash Equivalents at Beginning of Period	-		39	-

Cash and Cash Equivalents at End of Period	-		39	-

Cash Paid For:
Interest	$-		$-	$630
Income Taxes		$	$ -	$-

PNG Ventures, Inc.
Notes to the Financial Statements
September 30, 2005
(Unaudited)

GENERAL

PNG Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2005 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Presently, although the Company has an investment on its books of more than $175,000 in an oil and gas lease, we are engaged in the business of Edgarizing. Edgarizing is the process of electronically converting typically Microsoft Word documents into HTML (or hypertext markup language) so that the document may be filed with the Securities and Exchange Commission.

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
Results of Operations for the Period Beginning January 1, 2005 and Ending September 30, 2005

The Company had no revenues.

Expenses for the period from April 1, 2005 through September 30, 2005 were $30,000. These expenses were mainly from consulting fees associated with the services rendered to the Company by Mark L. Baum.

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

Overall Operating Results

We did not experience any cash flow during the first nine months of the calendar year 2005.

Operating expenses were $34,712 for the current quarter. We also owe our independent auditors $1,000 These expenses were incurred primarily for the following reasons:

•	Legal fees of $0.00 incurred for the annual audit, consulting services and bookkeeping services.
•	Accounting fees of $1,000 incurred primarily in conjunction with the review of our financial statements.

Expenses incurred for the prior quarter were $30,000 and were incurred primarily for consulting fees.

We incurred a net loss for the current quarter of $34,712. These losses were attributable to the aforementioned operating expenses.

Operating Losses

We have accumulated approximately $34,712 of net operating loss carry-forwards as of September 30, 2005, that may be offset against future taxable income. There will be limitations on the amount of net operating loss carry-forwards that can be used due to the change in the control of the management of the Company. No tax benefit has been reported in the financial statements, because we believe there is a 50% or greater chance the carry-forwards will expire unused.

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

PNG Ventures, Inc. (Registrant)

Date: November 10, 2005	By:	/s/ Mark L. Baum

Mark L. Baum
Chairman of the Board of Directors, CEO and CFO
(Principal Accounting Officer)