Form 10KSB
period 2005-12-31
PNG VENTURES INC
filed 2006-04-14
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549

FORM 10-KSB
(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-13858

PNG Ventures, Inc.
 (Name of small business issuer as specified in its charter)

Nevada	88-0350286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
580 2nd Street, Suite 102 Encinitas, California 92024 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                    (760) 230-2300 x205
Securities registered pursuant to Section 12(b) of the Act:          None
Securities registered pursuant to Section 12(g) of the Act:          $.001 par value common stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No    ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer’s revenues for the most recent fiscal year were $0.0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $71,870 based upon the closing price of our common stock which was $0.51 on March 24, 2006.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 57,388 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2006, there were 198,309 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:      None.

Transitional Small Business Disclosure Format:  No.

INTRODUCTION

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein, including the Company’s Form 10SB recently filed and made effective in June of 2005.  Because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.  Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf.  We disclaim any obligation to update forward looking statements.

Forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievement expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “intend,” “expects,” “plan,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

WE ARE A DEVELOPMENT STAGE BUSINESS AND AN INVESTMENT IN OUR COMPANY IS EXTREMELY RISKY.

PART I

Item 1.  Description of the Business.

A.            History

                PNG Ventures, Inc., (“PNG” or the “Registrant” which is sometime referred to as “We”, “Us”, “Our” and the “Company” whenever practical) was first incorporated in the State of Nevada on June 23, 1995, as Telecommunications Technologies, Ltd. (“TTL”).

                On December 31, 1995, we formalized a plan of reorganization and tender to and for the shareholders of Temple Summit Management Corporation (“TempleSummit”) whereby we acquired all the assets of TempleSummit, and by which all the former shareholders of TempleSummit became our shareholders.  Accordingly, we made our initial issuance of 47,506,240 shares to the shareholders of TempleSummit. Thereafter, TempleSummit became a private company with no further relationship with us.

                TEMPLE SUMMIT MANAGEMENT CORPORATION

                TempleSummit had been incorporated in Texas in August of 1991, and reincorporated in Texas in September 1993, without change in equitable ownership, management or control.  TempleSummit was engaged, without success, in creating and managing financial participation in special marketing projects.  During 1992, TempleSummit made its initial issuance of 285,714 shares of its common stock, in 1992.  These 285,714 shares were acquired by or for Kirt W. James and William Stocker and five other founding shareholders.

                On or about May 5, 1995, TempleSummit completed a limited public offering of additional shares of its common stock, pursuant to Rule 504 of Regulation D, promulgated by the Securities and Exchange Commission, under the Securities Act of 1933. 11,200 additional common shares were placed pursuant to the May 5, 1995, Regulation D Rule 504 offering, at $1.00 per share, resulting in a total of 296,914 shares issued and outstanding.  The TempleSummit marketing plan failed and TempleSummit became inactive at the end of 1995.  Immediately preceding the transaction by which we reorganized and acquired its initial capitalization from Temple Summit,  the previously discussed 296,914 Temple Summit common shares were forward split 160 for 1, with the result that 47,506,240 shares of Temple Summit were issued and outstanding.

                TELECOMMUNICATIONS TECHNOLOGIES, LTD.

                On December 31, 1995, our corporation, then called Telecommunications Technologies, Ltd., formalized a plan of reorganization (the “Reorganization”) and tender to acquire from TempleSummit, $5,000 in cash and to issue 1 of our shares for every TempleSummit share we received.  We received all of the 47,506,240 TempleSummit shares and $5,000 in cash.  Following this transaction, TempleSummit ceased to be a public company and became an inactive wholly-owned subsidiary of its principal shareholder, Temple Summit Equity Group, Ltd.
                At the time of the reorganization, TempleSummit had no business or business plan, and owned no assets other than its cash.  Moreover, at the time of the reorganization, TempleSummit had no material liabilities, other than to its principal shareholder, and all such incidental liabilities were assumed by the principal shareholder and not acquired by us.  Pursuant to the Reorganization, we issued 47,506,240 shares of common stock to the shareholders of TempleSummit.  At that time, we intended to take maximum advantage of the growth in telecommunications technology using the backgrounds and strengths of Temple Summit’s management, by specifically doing the following: making patent filings for new technology, financing of new technology, selling or granting of rights for the utilization of new technologies, and retaining royalties based on the utilization or exploitation of the new technologies.

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

                PNG VENTURES, INC.

                On March 5, 1998, we changed our corporate name to PNG Ventures, Inc. in connection with our intention to acquire a controlling interest in San Kung Trading Limited (“SKTL”).  SKTL was a private company based in Guernsey, Channel Islands, organized in 1996, to pursue joint-venture resource development projects in Papua, New Guinea.  Thereafter that plan was abandoned, primarily due to the extraordinary difficulty in auditing the assets we intended to acquire.

                Subsequent to the failure of the SKTL transaction, we became a company whose business plan was to simply engage in a profitable business combination.

                PAPER COMPUTER.COM, INC. AND PAPER COMPUTER CORPORATION

                In April of 2000, we attempted to engage in a transaction with Paper Computer Corporation, a private company.  As we reported in a Form 8-K filed with the SEC, the Paper Computer Corporation transaction failed and resulted in no change to our financial statements.  However, prior to the failure of the Paper Computer Corporation transaction, our board of directors, at that time, changed our corporate name twice: (i) the first time, on April 25, 2000, to “Paper Computer.com, Inc.”; and (ii) the second time on the following day, April 26, 2000, to “Paper Computer Corporation.”

                PNG VENTURES, INC.

                Following all of the aforementioned failed transactions, on June 21, 2001, our Articles of Incorporation were amended yet again, changing our corporate name back to PNG Ventures, Inc.

                NO ACTIVITY, AND ANOTHER FAILURE … OIL AND GAS THIS TIME

                On February 15, all of our directors resigned except for John Spicer.  On August 28, 2002, Alan Brown was appointed as the sole officer and director and Mr. Spicer resigned.

                We engaged in very little corporate activity until December of 2002, when on January 17, 2003, Mr. Brown entered into a joint venture (the “Joint Venture”) with a company called Anyhydride Petrolem (Canada), Inc., a wholly owned subsidiary of Uranium Power Corporation (“Uranium Power”).  The Joint Venture provided us with 9.5% of the gross of an overriding royalty from a well located beneath the Athabasca Tar Sands in Northeast Alberta, Canada.  The Joint Venture was yet another failure.

                Uranium Power Corporation is now Canwest Petroleum Company (“CanWest”) and is listed on the over-the-counter bulletin board under the ticker symbol “CWPC.”  The Joint Venture properties were written off by us as well as CanWest as is more fully described on page 30 of an Amended Form SB-2 Registration Statement filed with the SEC on December 23, 2004.

                MR. BROWN RESIGNS; MR. BAUM IS ELECTED

                Subsequent to the Joint Venture, on June 23, 2004, Mr. Brown resigned from the board of directors and Mark L. Baum, Esq. was appointed as our only director.

                Mr. Baum currently serves as our Chairman, Chief Executive Officer and principal accounting officer.  Additionally, Mr. Baum is an attorney and assists us with our corporate legal work.

                Our common shares are currently trade on the Pink Sheets under the symbol “PNGX.”

                We have no internet website address.

Item 2.      Description of the Property.

We currently do not own any real property and we do not lease any real property.  We receive mail at the office of Mr. Baum, our Chairman and CEO at 580 2nd Street, Suite 102, Encinitas, CA92024.

Item 3.  Legal Proceedings.

None

                Our registered agent for service of process is: Paracorp, 318 N. Carson St., Suite 208, Carson City, NV  89701, telephone number: (775) 883-0104.

Item 4.  Submission of Matters to a Vote of Security Holders.

No shareholder meetings were held during our fiscal year ending December 31, 2005.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded on the Pink Sheets market under the symbol “PNGX.”  The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below.  Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2005(1)	Low	High
First Quarter	$.20	.20
Second Quarter	.25	.25
Third Quarter	.63	.71
Fourth Quarter	.52	.72

2004(1)	Low	High
First Quarter	$.03	.09
Second Quarter	.01	.04
Third Quarter	.01	.01
Fourth Quarter	.01	.01

(1)     The prices listed above have been rounded to the nearest penny.
(2)     The prices listed were subject to a 1:250 round lot reverse split (as described in Item I above)

As of April 13, 2006, there were approximately 181 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock.  In addition, stock markets have experienced extreme price and volume volatility in recent years.  This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies.  These broad market fluctuations may adversely affect the market price of our common stock.

                As of the date of this filing, there are no securities authorized to be issued under an equity compensation plan.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Presently, we are engaged in the business of Edgarizing.  Edgarizing is the process of electronically converting typically Microsoft Word documents into HTML (or hypertext markup language) so that the document may be filed with the Securities and Exchange Commission.  Documents are sent to us via electronic mail and we proceed to convert the file and send the file to the SEC through an electronic link which is established by the software, from our computers to the SEC Edgar filing system.

                Our Edgarizing software, which is the tool that we use to convert documents from Microsoft Word to HTML, is produced by Edgar Filings, Inc., a software company based in Houston, Texas.  We currently have a license to use this software through May of 2006.  We intend to renew the license when it expires.

                Management is of the belief that our present activities, while they are not of the scale of the businesses that past PNG management regimes pursued, is an operating business with the potential for cash flow and growth.  However, Mr. Baum, our current manager, believes that there would probably be more value for our shareholders if we were able to attract a more substantial operating company and engage in a merger or business combination of some kind.  With this in mind, we have (i) registered our common stock pursuant to Section 12 of the 1934 Act; and (ii) obtained a listing and quotation on the over-the-counter bulletin board (the “OTCBB”).

                We do not intend to restrict our consideration to any particular business or industry segment, and we may consider, among others, finance, brokerage, insurance, transportation, communications, research and development, service, natural resources, manufacturing or high-technology business. Of course, because we have limited resources, the scope and number of suitable candidates to merge with, will be limited accordingly.  Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we may incur further risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to prove or predict profitability.

                Following the effectiveness of this registration statement under the Securities Exchange Act of 1934, certain periodic reporting requirements will be applicable.  First and foremost, a 1934 Registrant is required to file an Annual Report on Form 10-K or 10-KSB, 90 days following the end of its fiscal year.  The key element of such annual filing is an Audited Financial Statement prepared in accordance with standards established by the Commission.  A 1934 Act Registrant also reports on the share ownership of affiliates and 5% owners, initially, currently and annually. In addition to the annual reporting, a Registrant is required to file quarterly reports on Form 10-Q or 10-QSB, which contain unaudited, but reviewed, financial statements.  We would also be required to disclose certain corporate events if they are deemed “material events.”  Some events are deemed material enough to require the filing of a Current Report on Form 8-K.  Any event may be reported currently, but some events, like changes or disagreements with auditors, resignation of directors, major acquisitions and other changes will require aggressive current reporting.   All reports are filed and become public information.  The practical effects of the foregoing requirements on the criteria for selection of a target company for us merge with are two-fold: first, the target must have audited or auditable financial statements, and the target must complete an audit for filing promptly upon the consummation of any acquisition; and, second, that the target management must be ready, willing and able to carry forth those reporting  requirements or face  delisting from the OTCBB, if listed, and delinquency and possible liability for failure to report.

                Certain private companies may find a business combination more attractive than an initial public offering of their securities.  Reasons for this may include the following:

·         inability to obtain underwriter;
·         possible larger costs, fees and expenses;
·         possible delays in the public offering process;
·         greater dilution of their outstanding securities.

                Certain private companies may find a business combination less attractive than an initial public offering of their securities.  Reasons for this may include the following:

·         no investment capital raised through a business combination;
·         no underwriter support of after-market trading.

                The Company is voluntarily filing this Registration Statement with the Securities and Exchange Commission and is under no obligation to do so under the Securities Exchange Act of 1934.  The Company will continue to file all reports required of it under the Exchange Act until a business combination has occurred.  A business combination will normally result in a change in control and management of the Company.  Since a benefit of a business combination with the Company would normally be considered its status as a reporting company, it is anticipated that the Company will continue to file reports under the Exchange Act following a business combination.  No assurance can be given that this will occur or, if it does, for how long.

Results of Operations for the Year Ended December 31, 2005

The Company had no revenues for the year ended December 31, 2005.

Expenses for the year ended December 31, 2005 were $384,001.

Item 6A.  Quantitative and Qualitative Disclosures About Market Risk.

We face exposure to fluctuations in the price of our common stock due to the very limited cash resources we have.  For example, the Company has very limited resources to pay legal and accounting professionals.  If we are unable to pay a legal or accounting professional in order to perform various professional services for the company, it may be difficult, if not impossible, for the Company to maintain its reporting status under the ‘34 Exchange Act.  If the Company felt that it was likely that it would not be able to maintain its reporting status, it would make a disclosure by filing a Form 8-K with the SEC.  In any case, if the Company was not able to maintain its reporting status, it would become “delisted” and this would potentially cause an investor or an existing shareholder to lose all or part of his investment.

Item 7.  Financial Statements.

                Our Financial Statements can be found on the “F” pages at the end on this Report.

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

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

                As of April 13, 2006, our executive officers and directors, the positions held by them, and their ages are as follows:

Name                                                      Age                         Position__________________________

Mark L. Baum                                       33                            Director, President, Chief Executive Officer, Chief
Financial Officer   and Secretary

Mark L. Baum, Esq.
Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Baum is our sole officer and director.  In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California and the principal attorney for The Baum Law Firm, PC a firm which he founded in 1998. Mr. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures. Mr. Baum’s law practice focuses on securities laws and related issues for small-cap and micro-cap publicly reporting companies.

                We have no other employees.

                Mr. Baum has not been involved in a legal proceeding within the past 5 years that would materially affect his integrity or his ability to act on behalf of our company.

                Mr. Baum controls the operational direction of PNG Ventures, Inc.

Audit Committee

                We do not have an audit committee.  We do not have a financial expert serving on our board of directors.

Code of Ethics

                We have not have not adopted a code of ethics at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2005, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10.  Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004.

	Annual Compensation				Long-Term Compensation
Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Mark L. Baum	2005	90,000	-0-	-0-	-0-	------	-0-
Chairman, President,	2004	-0-	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

Mr. Baum has an employment or compensatory agreement with the Company.

Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2006 by the following persons:

·         each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
·         each of our directors and executive officers; and
·         all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum(1)	57,388.29

All directors and officers as a group	57,388.29

                (1)           The address is 580 2nd Street, Suite 102, Encinitas, CA92024.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC.  The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12.  Certain Relationships and Related Transactions

On June 25, 2004, The Baum Law Firm, Inc. (“TBLF”), an entity controlled by our Chairman and CEO, Mark L. Baum, Esq., purchased, in a private transaction, 78,776 of our restricted common shares.

On June 25, 2004, TBLF was issued 16,000 restricted common shares in consideration for legal TBLF performed on behalf of the company.

On September 29, 2004, Business Consulting Group Unlimited, Inc., a general business consulting entity owned by Mr. Baum, was issued 20,000 restricted common shares, in consideration of non-legal services that were performed on our behalf.

As of September 29, 2004, Mr. Baum directly controlled approximately 114,776 of the 200,249 common shares that were then issued and outstanding.

In October of 2004, Mr. Baum sold, in a private transaction, 57,387 of the restricted shares he was the beneficial owner of, to James B. Panther II. As of the date of this filing, Mr. Baum is the beneficial owner of 57,389 of our restricted common shares.

Item 13.  Exhibits

Exhibit No.             Description

2.1         Plan of Reorganization and Tender. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000 and incorporated herein by reference).
3(i).1      Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000 and incorporated herein by reference).
3(i).2      Certificate of Amendment to the Articles of Incorporation changing the name of the corporation to PNG Ventures, Inc. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000 and incorporated herein by reference).
3(ii)       Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000 and incorporated herein by reference).
32.1        Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2                         Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1                         Paper Computer Corporation Financial Statements relating to the period from the date of inception, February 2, 2000, through March 31, 2000. (Attached as an exhibit to our Form 8-K filed with the SEC on February 26, 2000 and incorporated herein by reference).
99.2                         PNG Ventures, Inc. Unaudited Financial Statements for the Quarter Ending March 31, 2000. (Attached as an exhibit to our Form 10-QSB filed with the SEC on April 27, 2000 and incorporated herein by reference).
99.3                         PNG Ventures, Inc. Unaudited Pro Forma Consolidated Financial Statements as of March 31, 2000. (Attached as an exhibit to our Form 8-K filed with the SEC on August 29, 2000 and incorporated herein by reference).
99.4                         Paper Computer.com, Inc. Form 15 (As filed with the SEC on June 12, 2001 and incorporated herein by reference).
99.5                         Paper Computer Corporation Form 8-K. (As filed with the SEC on June 15, 2001 and incorporated herein by reference).
Item 14.  Principal Accountant Fees and Services

Appointment of Auditors

Our Board of Directors selected Chisholm Bierwolf & Nilson, LLC of Bountiful, Utah, as our auditors for the year ended December 31, 2005.

Audit Fees

               Chisholm Bierwolf & Nilson, LLC, billed us $3,700 in fees for our annual audit for the year ended December 31, 2005 and $700 in fees for the review of our quarterly financial statements for that year.

               Chisholm Bierwolf & Nilson, LLC, billed us $4,000 in fees for our annual audit for the year ended December 31, 2005 and $1,385 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

                We did not pay any fees to Chisholm Bierwolf & Nilson, LLC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2005 and December 31, 2004.

Tax and All Other Fees

                We did not pay any fees to Chisholm Bierwolf & Nilson, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2005 and December 31, 2004.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Chisholm Bierwolf & Nilson, LLC the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2005, and for the year then ended, none of the hours expended on Chisholm Bierwolf & Nilson, LLC’s engagement to audit those financial statements were attributed to work by persons other than Chisholm Bierwolf & Nilson, LLC’s full-time, permanent employees.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2006.
PNG VENTURES, INC.

By:   /s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                             Title                                                                                        Date

/s/ Mark L. Baum                                  Director, President, Chief Executive Officer,    April 13, 2006
Mark L. Baum                                       Financial Officer   and Secretary

                                              PNG VENTURES, INC.                                                                   Page

Balance Sheet at December 31, 2005 and 2004                                                                               F-1

Statements of Operations for the years ended December 31, 2005 and 2004                                     F-2

Statements of Changes in Shareholders' Deficit for the years ended December 31, 2005
and 2004                                                                                                                                          F-3

Statements of Cash Flows for the years ended December 31, 2005 and 2004                                   F-4

Notes to Financial Statements                                                                                                           F-5

                                                                               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
PNG Ventures, Inc.
<?xml:namespace prefix = st1 />Encinitas, California

We have audited the accompanying balance sheets of PNG Ventures, Inc. as of December 31, 2005 and 2004 and the related statement of operations, stockholders’ equity and cash flows for the years the ended and from inception of the development stage on June 23, 1009 through December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PNG Ventures, Inc. as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended and from inception of the development stage on June 23, 1995 through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has sustained significant losses from operations, has a deficit in working capital and is dependent on financing to continue operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 11, 2006

                                      PNG VENTURES, INC.

                               (A Development Stage Company)

                                             Balance Sheets

                                                                                    December                   December
                                                                                          31,                              31,
                                                                                          2005                           2004

                                                                  Assets

 Assets
            Cash                                                                $                   —          $                    —

                        Total current Assets                                                   —                               —

            Joint venture working interest                                                 __                       177,789

                                                Total  Assets                $                   —         $            177,789

                              Liabilities and Shareholders’ Deficit

Current Liabilities
            Accounts payable                                             $            24,790          $               3,290
            Accounts payable - related party                                       4,912                             200
            Accrued expenses                                                         180,000                              —
            Total Current Liabilities                                                 209,702                          3,490

Shareholders’ Deficit
Common stock, $.001 par value; 50,000,000 shares authorized,
198,309 and 200,049 shares issued and outstanding                         198                           200
Additional paid-in capital                                                           922,319                    922,317
Deficit accumulated during development stage                       (1,132,219)                 (748,218)
Total shareholder’s deficit                                                        (209,702)                   174,299

Total Current Liabilities and Shareholder's Deficit           $                   —         $         177,789

                               The accompanying notes are an intergal part of these financial statements
                                                                                      F-1

                                                                                                                                             PNG VENTURES, INC.
                                                                                             (A Development Stage Company)
                                                                                                    Statements of Operations

                                                                                                                                                                  From
                                                                                                                                                               inception
                                                                                                                        For the years ended     June 23, 1995
                                                                                                                        December 31,                   through
                                                                                                            2005                         2004              2005

Revenues:
      Sales:                                                             $                   —          $                                   $                    5,000

Operating expenses:

        General and Administration                                        384,001                        150,507                          1,132,219

            Total operating expenses                                       384,001                        150,507                          1,137,219

            Net loss from operations                                      (384,001)                     (150,507)                       (1,132,219)

            Provision for income taxes                                               —                                —                                   —

            Net loss                                                  $          (384,001)         $          (150,507)         $            (1,132,219)

Basic and diluted loss per share                           $                (1.93)         $                (0.85)         $                  (19.66)

Basic and diluted weighted average
            common shares outstanding                                   199,179                        177,564                              57,586

                                                                          The accompying notes are an integral part of these financial statements
                                                                                                                               F2

                                                                                                PNG VENTURES, INC.
                                                                                       (A Development Stage Company)
                                                                              Statements of Changes in Shareholders' Deficit

                                                                                                                                                                                       Deficit
                                                                                                                                                                                  Accumulated
                                                                                                                                                Additional                       during the
                                                                                                Common Stock                           Paid-In                     Development
                                                                                                Shares             Par Value            Capital                             Stage

Issuance of common stock for cash                                                  7,126               7                      4,993                             —
Net loss December 31, 1995                                                                                                                                               (3,000)
Balance at December 31, 1995                                                        7,126   $         7                      4,993       $                   (3,000)
Issuance of common stock for cash
            at $333.33 per share                                                                75              —                   25,000
Issuance of common stock for cash
            at $6.61 per share                                                                    62                                          410
Net loss December 31, 1996                                                                                                                                              (27,410)
Balance at December 31, 1996                                                        7,263  $          7          $       30,403       $                  (30,410)
Net loss December 31, 1997                                                                —             —                           —                                  —
Balance at December 31,1997                                                         7,263  $          7          $       30,403       $                  (30,410)
Net loss December 31, 1998                                                               —             —                           —                                    —
Balance at December 31, 1998                                                        7,263  $          7          $        30,403      $                  (30,410)
Net loss December 31, 1999                                                                —             —                          —                                    —
Balance at December 31, 1999                                                        7,263  $          7          $        30,403      $                  (30,410)
Issuance of common stock for services
            valued at $.50 per share                                                      10,000             10                     4,990
Cancellation of common shares                                                      (10,000)          (10)                  (4,990)
Issuance of common stock in an
            acquisition valued at $.50 per share                                     18,458            18                      9,211
Cancellation of common shares                                                      (18,458)          (18)                  (9,211)
Net loss December 31, 2000                                                                                                                                            (153,279)
Balance at December 31, 2000                                                         7,263  $          7          $      30,403 $                      (183,689)
Issuance of common stock for services
            valued at $.25 per share                                                      10,000             10                    2,470
Net loss December 31, 2001                                                                                                                                              (98,049)
Balance at December 31, 2001                                                       17,263    $       17          $      32,873 $                      (281,738)
Issuance of common stock for debt
            conversion                                                                          27,500             28                273,566
Net loss December 31, 2002                                                                                                                                               (73,284)
Balance at December 31, 2002                                                       44,763    $       45          $    306,439 $                       (355,022)
Issuance of common stock for debt
            conversion                                                                         119,000            119              446,131
Net loss December 31, 2003                                                                                                                                              (242,688)
Balance at December 31, 2003                                                       163,763  $      164         $      752,57 $                        (597,710)
Issuance of common stock for debt
            conversion                                                                           16,000             16                 39,984
Issuance of common stock for services
            valued at $.001 per share                                                     20,000             20                 59,980
Reclass of accounts payable                                                                                                          69,783
Rounding of shares due to 250:1
            reverse stock split                                                                     286                                                                                  (1)
Net loss December 31, 2004                                                                                                                                             (150,507)
Balance at December 31, 2004                                                      200,049             200              922,317                         (748,218)
            Cancellation of shares                                                          (1,740)               (2)                        2
Net loss December 31, 2005                                                                                                                                             (384,001)
Balance at December 31, 2005                                                       198,309  $         198    $      922,319  $                   (1,132,219)

                                                                 The accompanying notes are an intergal part of these financial statements.
                                                                                                                F-3

                                                                                      PNG VENTURES, INC.
                                                                               (A Development Stage Company)
                                                                                      Statements of Cash Flows
                                                                                                                                                                                                   From
                                                                                                                                                                                                 inception
                                                                                                                                                                                               June 23, 1995
                                                                                                                                    For the years ended                              through
                                                                                                                        December 31,              December 31,              December 31,
                                                                                                                            2005                            2004                              2005

Cash flows from operating activities:
            Net loss                                                                                           $   (384,001)         $          (150,507)                $   (1,132,219)
            Adjustments to reconcile net loss to net cash
                        used in operating activities:
                                    Stock for services                                                                                                  60,000                            62,500
                                    Conversion of payables                                                                                          39,981                            39,982
                                    Changes in investment asset                                                                                    47,197                            47,197
            Changes in operating assets and liabilities
                                    Decrease in Joint Venture working interest                      177,789                                                                177,789
                                    Increase in accounts payable                                             21,500                            3,290                          298,384
                                    Increase in accounts payable - related party                         4,712                                                                   4,712
                                    Increase in accrued expenses                                           180,000                                                               180,000

            Net used by operating activities                                                                       —                                (39)                        (321,655)

Cash flows from investing activities
                                    Cash paid for joint venture interest                                          —                                   —                         (224,986)

            Net cash paid for investing activities                                                                —                                   —                         (224,986)

Cash flows from financing activities
                                    Proceeds from debt financing                                                                                                                        516,231
                                    Proceeds from issuance of common stock for cash                                                                                          30,410

            Net cash provided by financing activities                                                                                                                                546,641

            Net increase (decrease) in cash                                                                      —                                (39)                                    —

Cash, beginning of period                                                                                          —                                  39                                         -

Cash, end of period                                                                                        $          —                $               —             $                         -

Supplemental Cash-Flow Information:

            Cash paid for interest                                                                          $    -      $     -        $             -
            Cash paid for income taxes                                                                  $             -                     $           -                    $             -

                                                                                                The accompanying notes are an intergal part of these financial statements.
                                                                                                                                                        F4

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005 and 2004

NOTE 1.        SUMMARY OF ACCOUNTING POLICIES

a.  Organization

PNG Ventures, Inc. (the Company) was incorporated in the state of Nevada on June 23, 1995 as Telecommunications Technologies, Ltd.  On June 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (TSMC), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994.  The substance of the re-organization was that the Company acquired $5,000 in cash for 47,506,240 shares of stock, issued to the shareholders of TSMC, following which TSMC ceased to be a public company and became an inactive wholly-owned subsidiary of it’s principal shareholder, Temple Summit Equity Group, LTD.  This business combination was treated as a reverse acquisition for accounting purposes.  On February 20, 1998, the Company changed its name to PNG Ventures, Inc.  The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses.  The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation.  The agreement provides the Company up to a 12.5% working-interest, subject to a 9.5% gross over riding royalty, in the AOC T-32-89-10 W4M well located beneath the Athabasca Tar Sands in North East Alberta Canada.  There is currently no activity under the terms of the joint venture agreement and the Company has determined that there is presently no current value to the joint venture agreement asset.

b.  Accounting Method

The Company's policy is to use the accrual method of accounting to prepare and present financial statements, which conform to generally accepted accounting principles ("GAAP'). The company has elected a December 31, year-end.

c.  Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

                        d.  Loss Per Share

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

                                                                                               From
                                                                                    Inception on
                                                                                           June 23,
                                    For the Years Ended              1995 through
                                         December 31,                   December 31,
                        2005                     2004                          2005
        Numerator - loss                                            $(384,001)            $(150,507)              $    (1,132,219)
        Denominator -
        weighted average number
        of shares outstanding                                         199,179                   177,564                             57,586
        Loss per share                                                   $  (1.93)               $      (0.85)                $         (19.66)

e.  Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,132,219 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2016.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2005 and 2004:

Deferred tax assets	2005	2004
NOL carryforward	$384,950	254,394
Valuation allowance	$(384,950)	(254,394)
Total	$-	-

The components of income tax expense are as follows:

	$2005	2004
Federal taxes	-0-	-0-
State Taxes	$-0-	-0-
Change in tax asset	$(130,566)	(51,172)
Change in allowance	130,566	51,172

Income tax expense	$-	-

     f.  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes  APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers.  Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principals.  Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so.  SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operation.

    g.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  In these financial statements assets and liabilities involve extensive reliance on management’s estimates.  Actual results could differ from those estimates.

    h.  Financial Instruments

   The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2005 and 2004.  The Company has no investments in derivative financial instruments.

NOTE 2.        GOING CONCERN

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

NOTE 3.        DEVELOPMENT STAGE COMPANY

The Company is a development stage company as defined in Financial Standards Board Statement No. 7.  It is concentrating substantially all of its efforts in raising capital and developing its business operations.

NOTE 4.      RELATED PARTY TRANSACTIONS

Legal counsel to the Company is a firm controlled by an Officer and Director of the Company.  Amounts due the law firm are $4,912 and $200  at December 31, 2005 and  2004, respectively.

NOTE 5.      JOINT VENTURE WORKING INTEREST

The Company has recorded $224,986 as its basis in the joint venture working interest in the petroleum and natural gas lease disclosed in Note 1.  The Company has recorded its investment at cost and will account for its interest on the equity method. In 2005 the majority interest holder, Canwest, recognized a loss and assessed PNG, the minority interest holder, its portion of the loss totaling (47,197). The basis of the company’s investment was reduced by this amount making the basis at December 31, 2004 $177,789.  No revenues have been recognized from the joint venture. There is currently no activity under the terms of the joint venture agreement and the Company has determined that there is presently no current value to the joint venture agreement asset, and therefore impaired the asset to $-0-.

NOTE 6.        COMMON STOCK

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

During November 2005, the Company cancelled 1,740 shares of its common stock.

NOTE 7.      STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  December 31, 2005:

Common stock, $0.001 par value; 50,000,000 shares authorized: 198,309 shares issued and outstanding.

NOTE 8.     ISSUANCE OF SHARES FOR SERVICES – STOCK OPTIONS

     The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee's directors of the Company. These issuance shall be accounted for base
    on   the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which therelated employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of  December 31, 2005 no stock options were outstanding.