Form 10QSB
period 2006-03-31
PNG VENTURES INC
filed 2006-05-16
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

PNG VENTURES, INC.

Nevada		88-0350286
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
580 Second Street, Suite 102
Encinitas, CA 92024
(Address of principal executive offices)

(760) 230-2300 x205
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act).
                  Yes   No X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ___ No ____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

198,309 common shares outstanding, $0.001 par value, as of May 1, 2006

Transitional Small Business Disclosure Format: No

PART I

ITEM 1.  FINANCIAL STATEMENTS

Our Financial Statements are attached on Pages F1-F5.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans, and expectations. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

OVERVIEW

Presently, we are engaged in the business of Edgarizing. Edgarizing is the process of electronically converting typically Microsoft Word documents into HTML (or hypertext markup language) so that the document may be filed with the Securities and Exchange Commission.

We have two clients that we perform these services for. Both of these clients are publicly traded companies. These clients send the documents to us via electronic mail and we proceed to convert the file and send the file to the SEC through an electronic link which is established by the software, from our computers to the SEC Edgar filing system.

Our Edgarizing software, which is the tool that we use to convert documents from Microsoft Word to HTML, is produced by Edgar Filings, Inc., a software company based in Houston, Texas. We currently have a license to use this software through May of 2006.

Management is of the belief that our present activities, while they are not of the scale of the businesses that past PNG management regimes pursued, is an operating business with the potential for cash flow and growth. However, management also believes that there may be more value for our shareholders if we were able to attract a more substantial operating company and engage in a merger or business combination of some kind. With this in mind, we are attempting to: (i) registered our common stock pursuant to Section 12 of the 1934 Act; and (ii) pursue a listing and quotation on the over-the-counter bulletin board.

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

RESULTS OF OPERATIONS

For the three months ending March 31, 2006, we incurred a net loss of $85,500

Operating expenses for the period from January 1, 2006 through March 31, 2006 amounted to $85,500. These expenses were primarily from accounting, legal and consulting fees associated with the services rendered to the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 we had $0 cash on hand.

On March 31, 2006, we issued $240,000 in convertible promissory notes at 8% annum due March 31, 2007. These notes were issued in lieu of payment to certain employees and advisors. The notes are convertible at the option of the noteholder at a conversion price equal to the lesser of (i) $0.51 per share or, (ii) the current “Market Price” which shall be equal to 50% of the average of the three lowest closing bid prices of our common stock as reported by the principal market for the thirty trading days preceding the date of the conversion.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

GOING CONCERN

The accompanying financial statements have been prepared assuming we will continue as a going concern. We have had substantial operating losses for the past years and are dependent upon outside financing to continue operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. It is management’s plan to raise necessary funds from shareholders to satisfy the expense requirements of the Company.

OFF-BALANCE SHEET FINANCINGS

We have no off-balance sheet financing arrangements.

GOVERNMENTAL REGULATIONS

We do not anticipate significant delays in government approval to operate.

RESEARCH AND DEVELOPMENT

We currently do not conduct any research programs on our products or services.

EMPLOYEES

We currently have no full time employees.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, Mark L. Baum. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2006, we issued $240,000 in convertible promissory notes at 8% annum due March 31, 2007. These notes were issued in lieu of payment to certain employees and advisors. The notes are convertible at the option of the noteholder at a conversion price equal to the lesser of (i) $0.51 per share or, (ii) the current “Market Price” which shall be equal to 50% of the average of the three lowest closing bid prices of our common stock as reported by the principal market for the thirty trading days preceding the date of the conversion.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit    Description
#

2.1       Plan of Reorganization and Tender. (Attached as an exhibit to our Form 10-SB filed with the SEC on  February 19, 2000).

3(i).1      Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19,  2000).

3(i).2       Certificate of Amendment to the Articles of Incorporation changing the name of the corporation to PNG  Ventures, Inc. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(ii)         Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

31.1         Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted  by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               QUEST OIL CORPORATION

Date: May 15, 2006                  /s/ Mark L. Baum
          By: Mark L. Baum
                  Its: Chairman of the Board of Directors, CEO and
                           CFO (Principal Accounting Officer)

PNG VENTURES, INC.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2006	2005

Assets
Assets
Cash	$—	$—

Total current Assets	—	—

Joint venture working interest	—	—

Total Assets	$—	$—

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$35,290	$24,790
Accounts payable - related party	19,912	4,912
Accrued expenses	—	180,000
Convertible notes payable	240,000

Total Current Liabilities	295,202	209,702

Shareholders’ Deficit
Common stock, $.001 par value; 50,000,000 shares authorized,
198,309 and 200,049 shares issued and outstanding, respectively	198	198
Additional paid-in capital	922,319	922,319
Deficit accumulated during development stage	(1,217,719)	(1,132,219)
Total shareholder’s deficit	(295,202)	(209,702)

Total Current Liabilities and Shareholder's Deficit	$—	$—

	The accompanying notes are an integral part of these financial statements.
F-1

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Operations

	For the three months ended
	March 31,
	2006	2005

Revenues:
Sales	$—	$—	$

Operating expenses:
General and Administration	85,500	—

Total operating expenses	85,500	—

Net loss from operations	(85,500)	—

Provision for income taxes	—	—

Net loss	$(85,500)	$—	$

Basic and diluted loss per share	$(0.43)	$-	$

Basic and diluted weighted average
common shares outstanding	198,309	200,049

The accompanying notes are an integral part of these financial statements.

F-2

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Changes in Shareholders' Deficit

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage

Issuance of common stock for cash	7,126	7	4,993	—
Net loss December 31, 1995				(3,000)
Balance at December 31, 1995	7,126	$7	4,993	$(3,000)
Issuance of common stock for cash
at $333.33 per share	75	—	25,000
Issuance of common stock for cash
at $6.61 per share	62		410
Net loss December 31, 1996				(27,410)
Balance at December 31, 1996	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1997	—	—	—	—
Balance at December 31,1997	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1998	—	—	—	—
Balance at December 31, 1998	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1999	—	—	—	—
Balance at December 31, 1999	7,263	$7	$30,403	$(30,410)
Issuance of common stock for services
valued at $.50 per share	10,000	10	4,990
Cancellation of common shares	(10,000)	(10)	(4,990)
Issuance of common stock in an
acquisition valued at $.50 per share	18,458	18	9,211
Cancellation of common shares	(18,458)	(18)	(9,211)
Net loss December 31, 2000				(153,279)
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)
Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470
Net loss December 31, 2001				(98,049)
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)
Issuance of common stock for debt
conversion	27,500	28	273,566
Net loss December 31, 2002				(73,284)
Balance at December 31, 2002	44,763	$45	$306,439	$(355,022)
Issuance of common stock for debt
conversion	119,000	119	446,131
Net loss December 31, 2003				(242,688)
Balance at December 31, 2003	163,763	$164	$752,570	$(597,710)
Issuance of common stock for debt
conversion	16,000	16	39,984
Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980
Reclass of accounts payable			69,783
Rounding of shares due to 250:1
reverse stock split	286			(1)
Net loss December 31, 2004				(150,507)
Balance at December 31, 2004	200,049	200	922,317	(748,218)
Cancellation of shares	(1,740)	(2)	2
Net loss December 31, 2005				(384,001)
Balance at December 31, 2005	198,309	$198	$922,319	$(1,132,219)
Net loss March 31, 2006				(85,500)
Balance at March 31, 2006	198,309	$198	$922,319	$(1,217,719)

The accompanying notes are an integral part of these financial statements.

F-3

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			inception
			June 23, 1995
	For the three months ended		through
	March 31,	March 31,	March 31,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(85,500)	$—	$(1,217,719)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock for services		—	62,500
Conversion of payables		—	39,982
Changes in investment asset		—	47,197
Changes in operating assets and liabilities
Decrease in Joint Venture working interest	—		177,789
Increase in accounts payable	10,500	—	308,884
Increase in accounts payable - related party	15,000		19,712
Decrease in accrued expenses	(180,000)		-
Increase in convertible notes payable	240,000		240,000

Net used by operating activities	—	—	(321,655)

Cash flows from investing activities
Cash paid for joint venture interest	—	—	(224,986)

Net cash paid for investing activities	—	—	(224,986)

Cash flows from financing activities
Proceeds from debt financing			516,231
Proceeds from issuance of common stock for cash			30,410

Net cash provided by financing activities			546,641

Net increase (decrease) in cash	—	—	—

Cash, beginning of period	—	—	-

Cash, end of period	$—	$—	$—

Supplemental Cash-Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-4

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2005 and 2004

NOTE 1.	GENERAL

PNG Ventures, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

NOTE 2. UNAUDITED INFORMATION

The information furnished herein was taken from the books and records of the Company without audit.  However, such information reflects all adjustments which, in the opinion of management, are necessary to properly reflect the results of the interim period presented.  The information presented is not necessarily indicative of the results from operations expected for the full fiscal year.

NOTE 3. COMMON STOCK TRANSACTIONS

During the Three months ended March 31, 2006, the Company did not issue any stock.

NOTE 4.  CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of March 31, 2006 consisted of the following:

March 31, 2006

$120,000 convertible note payable, 8% interest rate, due March 31, 2007	$ 120,000
$120,000 convertible note payable, 8% interest rate, due March 31, 2007	$ 120,000

Total current convertible notes payable	$ 240,000

The holders of the above convertible notes have the option to convert at any time the entire amount of unpaid principal and interest of the notes into shares of the Company’s common stock at a conversion price of equal to the lesser of: (i) $0.51 per share or, (ii) the current “Market Price,” which shall be equal to fifty percent (50%) of the average of the three lowest closing bid prices of the Company’s common stock as reported by the principal market for the thirty trading days preceding the date of conversion.

F-5