Form 10QSB
period 2006-06-30
PNG VENTURES INC
filed 2006-08-14
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the transition period from ___________ to _____________

Commission File Number: 000-29735

PNG VENTURES, INC.

Nevada		88-0350286
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
2038 Corte Del Nogal, Suite 110
Carlsbad, CA 92011
(Address of principal executive offices)

(760) 804-8844
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

198,309 common shares outstanding, $0.001 par value, as of August 1, 2006

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

RESULTS OF OPERATIONS

For the six months ending June 30, 2006, we incurred a net loss of $334,819

Operating expenses for the period from January 1, 2006 through June 30, 2006 amounted to $334,819. These expenses were primarily from accounting, legal and consulting fees associated with the services rendered.

For the six months ending June 30, 2006, we have total current liabilities of $295,202.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had $0 cash on hand.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, Mark L. Baum. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description

2.1	Plan of Reorganization and Tender. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(i).1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(i).2	Certificate of Amendment to the Articles of Incorporation changing the name of the corporation to PNG Ventures, Inc. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(ii)	Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 11, 2006, by the undersigned, thereunto duly authorized.

PNG Ventures, Inc. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)

PNG VENTURES, INC.
(A Development Stage Company)
Balance Sheets

	30-June	December 31,
	2006	2005

Assets
Assets
Cash	$—	$—

Total current Assets	—	—

Joint venture working interest	—	—

Total Assets	$—	$—

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$35,290	$24,790
Accounts payable - related party	19,912	4,912
Accrued expenses	—	180,000
Convertible notes payable	240,000

Total Current Liabilities	295,202	209,702

Shareholders’ Deficit
Common stock, $.001 par value; 50,000,000 shares authorized,
198,309 and 200,049 shares issued and outstanding, respectively	198	198
Additional paid-in capital	1,171,638	922,319
Deficit accumulated during development stage	(1467,038)	(1,132,219)
Total shareholder’s deficit	(295,202)	(209,702)

Total Current Liabilities and Shareholder's Deficit	$—	$—

	The accompanying notes are an integral part of these financial statements.
F-1

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Operations

	For the six months ended
	June 30,
	2006	2005
Revenues:
Sales	$—	$—	$

Operating expenses:
Interest Expense	249,319	—
General and Administration	85,500	—

Total operating expenses	334,819	—

Net loss from operations	(334,819)	—

Provision for income taxes	—	—

Net loss	$(334,819)	$—	$

Basic and diluted loss per share	$(0.43)	$—	$

Basic and diluted weighted average
common shares outstanding	198,309	—

The accompanying note are an integral part of these financial statements.

F-2

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Changes in Shareholders' Deficit

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage

Issuance of common stock for cash	7,126	7	4,993	—
Net loss December 31, 1995				(3,000)
Balance at December 31, 1995	7,126	$7	4,993	$(3,000)
Issuance of common stock for cash
at $333.33 per share	75	—	25,000
Issuance of common stock for cash
at $6.61 per share	62		410
Net loss December 31, 1996				(27,410)
Balance at December 31, 1996	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1997	—	—	—	—
Balance at December 31,1997	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1998	—	—	—	—
Balance at December 31, 1998	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1999	—	—	—	—
Balance at December 31, 1999	7,263	$7	$30,403	$(30,410)
Issuance of common stock for services
valued at $.50 per share	10,000	10	4,990
Cancellation of common shares	(10,000)	(10)	(4,990)
Issuance of common stock in an
acquisition valued at $.50 per share	18,458	18	9,211
Cancellation of common shares	(18,458)	(18)	(9,211)
Net loss December 31, 2000				(153,279)
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)
Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470
Net loss December 31, 2001				(98,049)
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)
Issuance of common stock for debt
conversion	27,500	28	273,566
Net loss December 31, 2002				(73,284)
Balance at December 31, 2002	44,763	$45	$306,439	$(355,022)
Issuance of common stock for debt
conversion	119,000	119	446,131
Net loss December 31, 2003				(242,688)
Balance at December 31, 2003	163,763	$164	$752,570	$(597,710)
Issuance of common stock for debt
conversion	16,000	16	39,984
Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980
Reclass of accounts payable			69,783
Rounding of shares due to 250:1
reverse stock split	286			(1)
Net loss December 31, 2004				(150,507)
Balance at December 31, 2004	200,049	200	922,317	(748,218)
Cancellation of shares	(1,740)	(2)	2
Net loss December 31, 2005				(384,001)
Balance at December 31, 2005	198,309	$198	$922,319	$(1,132,219)
Net loss March 31, 2006				(85,500)
Balance at March 31, 2006	198,309	$198	$922,319	$(1,217,719)

Convertible Debt			249,319
Net loss at June 30, 2006				(249,319)
Balance at June 30, 2006	198,309	$198	$1,171,638	$(1,467,038)

	The accompanying notes are an integral part of these financial statements.
	F-3

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception
			June 23, 1995
	For the six months ended		through
	June 30,	June 30,	June 30,
	2006	2005	2006

Cash flows from operating activities:
Net loss	$(334,819)	$—	$(1,467,038)
Adjustments to reconcile net loss to net cash
used in operating activities:
Debt Discount Interest	249,319		249,319
Stock for services		—	62,500
Conversion of payables		—	39,982
Changes in investment asset		—	47,197
Changes in operating assets and liabilities
Decrease in Joint Venture working interest	—		177,789
Increase in accounts payable	10,500	—	308,884
Increase in accounts payable - related party	15,000		19,712
Decrease in accrued expenses	(180,000)		-
Increase in convertible notes payable	240,000		240,000

Net used by operating activities	—	—	(321,655)

Cash flows from investing activities
Cash paid for joint venture interest	—	—	(224,986)

Net cash paid for investing activities	—	—	(224,986)

Cash flows from financing activities
Proceeds from debt financing			516,231
Proceeds from issuance of common stock for cash			30,410

Net cash provided by financing activities			546,641

Net increase (decrease) in cash	—	—	—

Cash, beginning of period	—	—	-

Cash, end of period	$—	$—	$—

Supplemental Cash-Flow Information:

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

F-4

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2006 and 2005

NOTE 1.  GENERAL

PNG Ventures, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the six months ended June 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

NOTE 3. COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2006, the Company did not issue any stock.

NOTE 4.  CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of June 30, 2006 consisted of the following:

June 30, 2006

$120,000 convertible note payable, 8% interest rate, due March 31, 2007	$ 120,000
$120,000 convertible note payable, 8% interest rate, due March 31, 2007	$ 120,000

Total current convertible notes payable	$ 240,000

The holders of the above convertible notes have the option to convert at any time the entire amount of unpaid principal and interest of the notes into fully paid and nonassessable shares of the common stock of the Company at a conversion price equal to the lesser of: (i) $0.51 per share or, (ii) the current Market Price, which shall be equal to fifty percent (50%) of the average of the three lowest closing bid prices of the Company’s common stock as reported by the principal market for the thirty trading days preceding the date of conversion.