Form 10KSB/A
period 2005-12-31
PNG VENTURES INC
filed 2006-08-15
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
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

On December 31, 1995, we formalized a plan of reorganization and tender to and for the shareholders of Temple Summit Management Corporation (“Temple Summit”) whereby we acquired all the assets of Temple Summit, and by which all the former shareholders of Temple Summit became our shareholders. Accordingly, we made our initial issuance of 47,506,240 shares to the shareholders of Temple Summit. Thereafter, Temple Summit became a private company with no further relationship with us.

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

TELECOMMUNICATIONS TECHNOLOGIES, LTD.

On December 31, 1995, our corporation, then called Telecommunications Technologies, Ltd., formalized a plan of reorganization (the “Reorganization”) and tender to acquire from Temple Summit, $5,000 in cash and to issue 1 of our shares for every Temple Summit share we received. We received all of the 47,506,240 Temple Summit shares and $5,000 in cash. Following this transaction, Temple Summit ceased to be a public company and became an inactive wholly-owned subsidiary of its principal shareholder, Temple Summit Equity Group, Ltd.
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

We have no internet website address.

Item 2.  Description of the Property.

We currently do not own any real property and we do not lease any real property. We receive mail at the office of Mr. Baum, our Chairman and CEO at 580 2nd Street, Suite 102, Encinitas, CA 92024.

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, currently consisting of Mark L. Baum, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, and based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in our internal control over financial reporting that could significantly affect this control since our last fiscal quarter.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2006 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum(1)	57,388.29

All directors and officers as a group	57,388.29

(1) The address is 580 2nd Street, Suite 102, Encinitas, CA 92024.

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

3(ii)	Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000 and incorporated herein by reference).

23.1	Consent of Chisholm, Bierwolf & Nilson, LLC.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2006.

PNG VENTURES, INC. By: /s/ Mark L. Baum Mark L. Baum Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures   Title                  Date

/s/ Mark L. Baum   Director, President, Chief Executive Officer,          August 10, 2006
Mark L. Baum   Financial Officer and Secretary

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

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
April 11, 2006

PNG VENTURES, INC.
(A Development Stage Company)
Balance sheets
	December 31	December 31
	2005	2004

Assets
Assets
Cash	$—	$—

Total current Assets	—	—

Joint venture working interest	—	177,789

Total Assets	$—	$177,789

Liabilities and Shareholders’ Deficit
Current Liabilities
Accounts payable	$24,790	$3,290
Accounts payable - related party	94,912	200
Accrued expenses	90,000	—

Total Current Liabilities	209,702	3,490

Shareholders’ Deficit
Common stock, $.001 par value; 50,000,000 shares authorized,
198,309 and 200,049 shares issued and outstanding	198	200
Additional paid-in capital	922,319	922,317
Deficit accumulated during development stage	(1,132,219)	(748,218)
Total shareholder’s deficit	(209,702)	174,299

Total Current Liabilities and Shareholder's Deficit	$—	$177,789

See accompanying notes to financial statements
F-1

PNG VENTURES, INC.
(a Development Stage Company)
Statements of Operations

			From
			inception
	For the years ended		June 23, 1995
	December 31		through
	2005	2004	2005

Revenues:
Sales	$—	$—	5,000

Operating expenses:
General and Administration	319,289	150,507	1,072,507

Total operating expenses	319,289	150,507	1,072,507

Net loss	(319,289)	(150,507)	(1,067,507)

Basic and diluted loss per share	$(1.80)	$(0.85)	(25.01)

Basic and diluted weighted average
common shares outstanding	177,564	177,564	42,681

See accompanying notes to financial statements
F-2

PNG VENTURES, INC.
(a Development Stage Company)
Statement of Changes in Shareholders’ Deficit

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Par Value	Capital	Stage

Issuance of common stock for cash	7,126	7	4,993	—
Net loss December 31, 1995				(3,000)
Balance at December 31, 1995	7,126	$7	4,993	$(3,000)
Issuance of common stock for cash
at $333.33 per share	75	—	25,000
Issuance of common stock for cash
at $6.61 per share	62		410
Net loss December 31, 1996				(27,410)
Balance at December 31, 1996	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1997	—	—	—	—
Balance at December 31,1997	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1998	—	—	—	—
Balance at December 31, 1998	7,263	$7	$30,403	$(30,410)
Net loss December 31, 1999	—	—	—	—
Balance at December 31, 1999	7,263	$7	$30,403	$(30,410)
Issuance of common stock for services
valued at $.50 per share	10,000	10	4,990
Cancellation of common shares	(10,000)	(10)	(4,990)
Issuance of common stock in an
acquisition valued at $.50 per share	18,458	18	9,211
Cancellation of common shares	(18,458)	(18)	(9,211)
Net loss December 31, 2000				(153,279)
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)
Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470
Net loss December 31, 2001				(98,049)
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)
Issuance of common stock for debt
conversion	27,500	28	273,566
Net loss December 31, 2002				(73,284)
Balance at December 31, 2002	44,763	$45	$306,439	$(355,022)
Issuance of common stock for debt
conversion	119,000	119	446,131
Net loss December 31, 2003				(242,688)
Balance at December 31, 2003	163,763	$164	$752,570	$(597,710)
Issuance of common stock for debt
conversion	16,000	16	39,984
Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980
Reclass of accounts payable			69,783
Rounding of shares due to 250:1
reverse stock split	286			(1)
Net loss December 31, 2004				(150,507)
Cancellation of shares	200,049	200	922,317	(748,218)
		(2)	2
Net loss December 31, 2005				(206,212)
Balance at December 31, 2005	200,049	$198	$922,319	$(954,430)

See accompanying notes to financial statements
	F-3

PNG VENTURES, INC.
(A Development Stage Company)
Statements of Cash Flows

			From
			inception
	For the years ended		June 23, 1995
	December 31,	December 31,	through
	2005	2004	2005

Cash flows from operating activities:
Net loss	$(319,289)	$(150,507)	$(1,132,219)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock for services		60,000	62,500
Conversion of payables		39,981	39,982
Changes in investment asset		47,197	47,197
Changes in operating assets and liabilities
Decrease in Joint Venture working interest	177,789		177,789
Increase in accounts payable	21,500	3,290	298,384
Increase in accounts payable - related party	30,000		94,712
Increase in accrued expenses	90,000		90,000

Net used by operating activities	—	(39)	(321,655)

Cash flows from investing activities
Cash paid for joint venture interest	—	—	(224,986)

Net cash paid for investing activities	—	—	(224,986)

Cash flows from financing activities
Proceeds from debt financing			516,231
Proceeds from issuance of common stock for cash			30,410

Net cash provided by financing activities			546,641

Net increase (decrease) in cash	—	(39)	—

Cash, beginning of period	—	39	-

Cash, end of period	$—	$—	$-

See accompanying notes to financial statements
F-4