Form 10QSB/A
period 2006-03-31
PNG VENTURES INC
filed 2006-08-15
CIK 1016900

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

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit #	Description

2.1	Plan of Reorganization and Tender. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(i).1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(i).2	Certificate of Amendment to the Articles of Incorporation changing the name of the corporation to PNG Ventures, Inc. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(ii)	Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

10.1	Convertible Promissory Note in favor of Mark L. Baum.

10.2	Convertible Promissory Note in favor of James Panther, II.

10.3	Employment Agreement dated April 1, 2005 between PNG Ventures, Inc. and Mark L. Baum.

10.4	Advisory Services Agreement dated April 1, 2005 between PNG Ventures, Inc. and James B. Panther, II

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNG Ventures, Inc.
/s/ Mark L. Baum
By: Mark L. Baum
Its: Chairman of the Board of Directors, CEO and
CFO (Principal Accounting Officer)

Date: August 10, 2006

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

The holders of the above convertible notes have the option to convert at any time the entire amount of unpaid principal and interest of the notes into shares of the Company’s common stock at a conversion price of equal to the lesser of: (i) $0.51 per share or, (ii) the current “Market Price,” which shall be equal to fifty percent (50%) of the average of the three lowest closing bid prices of the Company’s common stock as reported by the principal market for the thirty trading days preceding the date of conversion. The shares to issued upon conversion of the convertible notes are not subject to registration rights.