Form 10QSB
period 2006-09-30
PNG VENTURES INC
filed 2006-11-14
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

198,309 common shares outstanding, $0.001 par value, as of October 26, 2006

Transitional Small Business Disclosure Format: No

PART I

ITEM 1.  FINANCIAL STATEMENTS

In accordance with Item 310 of Regulation S-B, our Financial Statements and Explanatory Notes are attached on the “F” pages at the end of this Report.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The below discussion is furnished in accordance with Item 303 of Regulation S-B.

FORWARD-LOOKING STATEMENTS

This discussion and analysis in this Quarterly Report on Form 10-QSB should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. We review our estimates and assumptions on an on-going basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in ‘‘Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, but not limited to, 1) our ability to obtain necessary regulatory approvals for our products; and 2) our ability to increase revenues and operating income, is dependent upon our ability to develop and sell our products, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Although we believe that the expectations reflected-in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report, the documents to which we refer you, and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties, and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

CRITICAL ACCOUNTING POLICIES

Our critical and significant accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Financial Statements. These policies have been consistently applied in all material respects and address such matters as revenue recognition and depreciation methods. The preparation of the financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements and notes thereto which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

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

Our Edgarizing software, which is the tool that we use to convert documents from Microsoft Word to HTML, is produced by Edgar Filings, Inc., a software company based in Houston, Texas. We currently have a license to use this software through May of 2007.

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

RESULTS OF OPERATIONS

For the three month period ending September 30, 2006, we incurred a net loss of $120,000.

Operating expenses for the period ending September 30, 2006 amounted to $120,000. These expenses were from depreciation and amortization expenses and accounting, legal and consulting fees associated with the services rendered.

Interest expenses for the period ending September 30, 2006 amounted to $4,800. These interest expenses were from notes issued during 2006.

For the nine months ending September 30, 2006, we have total current liabilities of $184,802 and total liabilities of $304,802.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had $0 cash on hand.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer, Mark L. Baum. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 14, 2006, by the undersigned, thereunto duly authorized.

PNG Ventures, Inc. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)

PNG VENTURES, INC.
BALANCE SHEET
AS OF SEPTEMBER 30, 2006 AND AS OF DECEMBER 31, 2005

	SEPTEMBER 30,	December 31,
ASSETS	2006	2005

Current assets
Cash	$0	0
Total current assets	0	0

Fixed Assets
Net Fixed Assets	0	0

Other Assets	0
TOTAL ASSETS	$0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$35,290	24,790
Accrued liabilities	139,912	184,912
Accrued Interest on Notes Payable	9,600
Total current liabilities	184,802	209,702

Convertible notes payable net of discount	120,000	0

TOTAL LIABILITIES	304,802	209,702

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized,
$0.001 par value 198,309 and 198,309 shares
issued and outstanding.	198	198
Additional paid-in capital	1,162,319	922,319
Retained deficit	(1,467,319)	(1,132,219)
TOTAL STOCKHOLDERS' EQUITY	(304,802)	(209,702)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$(0)	0

See Notes To The Financial Statements

PNG Ventures, Inc.
Statement of Operations
Period Ending September 30, 2006 and September 30, 2005

	3 Months Ended	3 Months Ended	9 Months Ended	9 Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Sales	$0	$0	$-	$-
Total revenues	0	0	-	-

Expenses
General and
administrative	0	34,712	-	64,712
Consulting	60,000	0	205,500	-
Depreciation and
amortization	60,000	0	120,000	-
Total operating expenses	120,000	34,712	325,500	64,712

Loss from operations	(120,000)	(34,712)	(325,500)	(64,712)

Other income (expense)				-
Interest income	0	0	-	-
Interest expense	4,800	0	9,600	-
Other Income	0	0		-
Forgiveness of Debt	0	0	-	-
			-	-
Total other income (expense)	(4,800)	0	(9,600)	-
			-	-
NET LOSS	$(124,800)	$0	(335,100)	(64,712)

Basic and diluted loss
per common share	$(0.43)	$(0.17)	(0.43)	(0.32)

Weighted average common shares outstanding	198,309	200,049	198,309	200,049

See Notes To The Financial Statements

PNG VENTURES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD ended September 30, 2006

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity (Deficit)

Issuance of common stock for cash	7,126	$7	$4,993	$0	$5,000

Net Loss for the year ended
December 31, 1995				(3,000)	(3,000)
Balance December 31, 1995	7,126	7	4,993	(3,000)	2,000

Issuance of common stock for cash					0
at $333.33 per share	75	0	25,000	—	25,000
					0
Issuance of common stock for cash					0
at $6.61 per share	62	0	410	—	410
					0
Net Loss for the year ended				(27,410)	(27,410)
December 31, 1996					0
Balance December 31, 1996	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1997	—	—	—		0

Balance December 31, 1997	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1998	—	—	—		0

Balance December 31, 1998	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1999	—	—	—		0

Balance December 31, 1999	7,263	7	30,403	(30,410)	0

Issuance of common stock for
services value at $.50 per share	10,000	10	4,990	—	5,000

Cancellation of common shares	(10,000)	(10)	(4,990)	—	(5,000)
					0
Issuance of common stock in an					0
acquistion valued at $.50 per share	18,458	18	9,211		9,229

Cancellation of common shares	(18,458)	(18)	(9,211)	—	(9,229)
					0
Net Loss for the year ended					0
December 31, 2000	—	—	—	(153,279)	(153,279)
					0
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)	$(153,279)

Issuance of common stock for
services valued at $.25 per share	10,000	10	2,470		2,480

Net Loss for the year ended					0
December 31, 2001	—	—	—	(98,049)	(98,049)
					0
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)	$(248,848)

Issuance of common stock for debt
conversion	27,500	28	273,566		273,594

Net Loss for the year ended
December 31, 2002				(73,284)	(73,284)

Balance at December 31, 2002	44,763	45	306,439	(355,022)	(48,538)

Issuance of common stock for debt
conversion	119,000	119	446,131		446,250

Net Loss for the year ended
December 31, 2003				(242,688)	(242,688)

Balance at December 31, 2003	163,763	164	752,570	(597,710)	155,024

Issuance of common stock for debt
conversion	16,000	16	39,984		40,000

Issuance of common stock for
services valued at $.001 per share	20,000	20	59,980		60,000

Reclass of accounts payable			69,783		69,783

Rounding of shares due to 250:1	286			(1)	(1)
reverse stock split

Net Loss for the year ended
December 31, 2004				(150,507)	(150,507)

Balance at December 31, 2004	200,049	200	922,317	(748,218)	174,299

Cancellation of shares	(1,740)	(2)	2		0

Net Loss for the year ended
December 31, 2005				(384,001)	(384,001)

Balance at December 31, 2005	198,309	198	922,319	(1,132,219)	(209,702)

Net Loss for the period ended
March 31, 2006				(85,500)	(85,500)

Balance at March 31, 2006	198,309	198	922,319	(1,217,719)	(295,202)

Benefical conversion feature			240,000		240,000

Net Loss for the period ended
June 30, 2006				(124,800)	(124,800)

Balance at June 30, 2006	198,309	198	1,162,319	(1,342,519)	(180,002)

Net Loss for the period ended
September 30, 2006				(124,800)	(124,800)

Balance at September 30, 2006	198,309	198	1,162,319	(1,467,319)	(304,802)

See Notes To The Financial Statements

PNG VENTURES, INC.
Statements of Cash Flows
Nine Months Ended September 30, 2006 and September 30, 2005

				From Inception
				June 23, 1995
				through
		September 30,	September 30,	September 30,
		2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(335,100)	$(64,712)	(1,467,319)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount		120,000		120,000
Conversion of accounts payable		240,000		240,000
Stock for services		0	0	62,500
Conversion of payables				39,982
Changes in investment asset				47,197
Depreciation and amortization		0	0	0
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest				177,789
Accounts receivable		0	0	0
Prepaid assets and other		0	0	0
Accounts payable and accrued expenses		(34,500)	64,712	448,596
Accrued Interest		9,600	0	9,600

NET CASH USED IN OPERATING ACTIVITIES		0	0	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest		0	—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES		0	0	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing			0	516,231
Payments on notes payable		0	0	0
Proceeds from warrants		0	0	0
exercised -cash portion
Proceeds from sale of common stock		—	0	30,410
Loans advanced		—	0	0

NET CASH PROVIDED BY FINANCING ACTIVITIES		0	0	546,641

NET CHANGE IN CASH		0	(39)	0

CASH BALANCES
Beginning of period		0	39	0

End of period		$0	$0	0

SUPPLEMENTAL DISCLOSURE:
Interest paid		$0	$—	—
Income taxes paid		—	—	—

NON-CASH ACTIVITIES:
Debt converted to common stock	$		$0	0
Deferred financing costs			—	—
Debt discount			—	—
Advances from shareholders converted
to loans payable issued stock for
legal and consulting services			0	0

See Notes To Financial Statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2006 and 2005

NOTE 1.  GENERAL

PNG Ventures, Inc. and Subsidiaries (the Company) has elected to omit substantially all footnotes to the financial statements for the nine months ended September 30, 2006 since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2005.

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

NOTE 3. COMMON STOCK TRANSACTIONS

During the nine months ended September 30, 2006, the Company did not issue any stock.

NOTE 4.  CONVERTIBLE NOTES PAYABLE

Convertible notes payable as of September 30, 2006 consisted of the following:

September 30, 2006

$120,000 convertible note payable, 8% interest rate, due March 31, 2007	$ 120,000
$120,000 convertible note payable, 8% interest rate, due March 31, 2007	$ 120,000
Total Debt Discount - Beneficial Conversion Feature	(120,000)
Total current convertible notes payable	$120,000

The holders of the above convertible notes have the option to convert at any time the entire amount of unpaid principal and interest of the notes into shares of the Company’s common stock at a conversion price equal to the lesser of : $0.51 per share or (ii) the current Market Price, which shall be equal to fifty percent (50%) of the average of the three lowest closing bid prices of the Company’s common stock as reported by the principal market for thirty trading days preceding the date of conversion.

The Fair Value of the convertible notes payable creates a beneficial conversion feature. The Fair Value was calculated using the Black Scholes valuation method. Therefore, the debt was fully discounted and the debt discount is accreted over the term of the note, which is 12 months, to arrive at a note balance of $120,000.