Form 10-K
period 2006-12-31
PNG VENTURES INC
filed 2007-03-30
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-13858

PNG Ventures, Inc.
(Name of small business issuer as specified in its charter)

Nevada	88-0350286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2038 Corte Del Nogal, Suite 110 Carlsbad, California 92011 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                      (760) 804-8844
Securities registered pursuant to Section 12(b) of the Act:                            None
Securities registered pursuant to Section 12(g) of the Act:                            $.001 par value common stock
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                             Yes  X  No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer’s revenues for the most recent fiscal year were $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25,209 based upon the closing price of our common stock which was $0.30 on March 27, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 114,276 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2007, there were 198,309 shares of our common stock were issued and outstanding.

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

Our common shares are currently traded on the Pink Sheets under the symbol “PNGX.”

We have no internet website address.

Item 2.  Description of the Property.

We currently do not own any real property and we do not lease any real property. We receive mail at the office of Mr. Baum, our Chairman and CEO at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011.

Item 3. Legal Proceedings.

None

Our registered agent for service of process is: Paracorp, 318 N. Carson St., Suite 208, Carson City, NV  89701, telephone number: (775) 883-0104.

Item 4. Submission of Matters to a Vote of Security Holders.

No shareholder meetings were held during our fiscal year ending December 31, 2006.

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

2006	Low	High
First Quarter	$.50	1.01
Second Quarter	.51	.75
Third Quarter	.40	1.01
Fourth Quarter	.40	.45

2005	Low	High
First Quarter	$.20	.20
Second Quarter	.25	.25
Third Quarter	.63	.71
Fourth Quarter	.52	.72

As of March 27, 2006, there were approximately 181 record holders of our common stock.

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

Management is of the belief that our present activities, while they are not of the scale of the businesses that past PNG management regimes pursued, is an operating business with the potential for cash flow and growth. However, our current management believes that there would probably be more value for our shareholders if we were able to attract a more substantial operating company and engage in a merger or business combination of some kind. With this in mind, we have (i) registered our common stock pursuant to Section 12 of the 1934 Act; and (ii) obtained a listing and quotation on the over-the-counter bulletin board (the “OTCBB”).

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

Results of Operations for the Year Ended December 31, 2006

The Company had no revenues for the year ended December 31, 2006.

Total operating expenses for the year ended December 31, 2006 were $265,695. Net loss for the year ended December 31, 2006 was $460,095.

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

Item 8B. Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

As of March 27, 2007, our executive officers and directors, the positions held by them, and their ages are as follows:

Name    Age  Position__________________________

Mark L. Baum   34  Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2006, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2005 and 2004.

	Annual Compensation				Long-Term Compensation
Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	sation

Mark L. Baum	2006	90,000	-0-	-0-	-0-	------	-0-
Chairman, President,	2005	90,000	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

Mr. Baum has an employment agreement with the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum(1)	57,388	28.9%
Firle Trading, S.A. (2)	56,888	28.6%

All directors and officers as a group	114,276	57.5%

(1) The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011.
(2) The address is Suite 1-A, Calle Eusebio A Morales, El Canjrejo, Panama City, Panama

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

In October of 2004, Mr. Baum sold, in a private transaction, 57,387 of the restricted shares he was the beneficial owner of, to Firle Trading, S.A.. As of the date of this filing, Mr. Baum is the beneficial owner of 57,389 of our restricted common shares.

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

23.1 Consent of Chisholm, Bierwolf & Nilson, LLC.

32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Appointment of Auditors

Our Board of Directors selected Chisholm Bierwolf & Nilson, LLC of Bountiful, Utah, as our auditors for the year ended December 31, 2006.

Audit Fees

               Chisholm Bierwolf & Nilson, LLC, billed us $4,000 in fees for our annual audit for the year ended December 31, 2006 and $1,500 in fees for the review of our quarterly financial statements for that year.

               Chisholm Bierwolf & Nilson, LLC, billed us $3,700 in fees for our annual audit for the year ended December 31, 2005 and $700 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

  We did not pay any fees to Chisholm Bierwolf & Nilson, LLC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2006 and December 31, 2005.

Tax and All Other Fees

We did not pay any fees to Chisholm Bierwolf & Nilson, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2006 and December 31, 2005.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Chisholm Bierwolf & Nilson, LLC the estimated fees related to these services.

With respect to the audit of our financial statements as of March 31, 2006, and for the year then ended, none of the hours expended on Chisholm Bierwolf & Nilson, LLC’s engagement to audit those financial statements were attributed to work by persons other than Chisholm Bierwolf & Nilson, LLC’s full-time, permanent employees.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2007.

PNG VENTURES, INC.

By: /s/ Mark L. Baum
Mark L. Baum
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures               Title          Date

/s/ Mark L. Baum                  Director, President, Chief Executive Officer, Chief Financial Officer and Secretary            March 30, 2007
Mark L. Baum

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Officers of

PNG Ventures, Inc.

We have audited the accompanying balance sheet of PNG Ventures, Inc. as of December 31, 2006 and 2005 , and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and from inception on June 23, 1995 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PNG Ventures, Inc. at December 31, 2006 and 2005, and the results of its operations and cash flows for the years then ended and from inception on June 23, 1995 through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that PNG Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, PNG Ventures, Inc. has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about the company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chisholm, Bierwolf & Nilson
Chisholm, Bierwolf & Nilson, LLC
Bountiful, UT
March 22, 2007

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2006	2005

Current assets
Cash	$0	0
Total current assets	0	0
	0
TOTAL ASSETS	$0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$35,485	24,790
Accrued liabilities	199,912	184,912
Accrued Interest on Notes Payable	14,400
Total current liabilities	249,797	209,702

Convertible notes payable net of discount	180,000	0

TOTAL LIABILITIES	429,797	209,702

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $0.001 par value
198,309 and 198,309 shares issued and outstanding.	198	198
Additional paid-in captial	1,162,319	922,319
Deficit accumulated during the development stage	(1,592,314)	(1,132,219)
TOTAL STOCKHOLDERS' DEFICIT	(429,797)	(209,702)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	0

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	For the Year Ended	For the Year Ended	June 23, 1995
	December 31,	December 31,	thru December 31,
	2006	2005	2006
Revenues
Sales	$0	$0	$5,000
Total revenues	0	0	5,000

Expenses
General and administrative	265,695	319,289	1,402,914
Total operating expenses	265,695	319,289	1,402,914

Loss from operations	(265,695)	(319,289)	(1,397,914)

Other income (expense)
Interest expense	14,400	0	14,400
Interest expense attributable
to BCF	180,000		180,000
			-
Total other income (expense)	(194,400)	0	(194,400)
Net Loss before Income Tax	(460,095)	(319,289)	(1,592,314)
Income Tax	0	0	0
			-
NET LOSS	$(460,095)	$(319,289)	(1,592,314)

Basic and diluted loss
per common share	$(2.32)	$(1.80)	(22.82)

Weighted average common
shares outstanding	198,309	177,564	69,789

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on June 23, 1995 through December 31, 2006

	Common Stock		Additional	Deficit	Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	During Dev.	Equity (Deficit)
				Stage
Issuance of common stock for cash	7,126	$7	$4,993	$0	$5,000

Net Loss for the year ended
December 31, 1995				(3,000)	(3,000)
Balance December 31, 1995	7,126	7	4,993	(3,000)	2,000

Issuance of common stock for cash					0
at $333.33 per share	75	0	25,000	—	25,000
					0
Issuance of common stock for cash					0
at $6.61 per share	62	0	410	—	410
					0
Net Loss for the year ended				(27,410)	(27,410)
December 31, 1996					0
Balance December 31, 1996	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1997	—	—	—		0

Balance December 31, 1997	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1998	—	—	—		0

Balance December 31, 1998	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1999	—	—	—		0

Balance December 31, 1999	7,263	7	30,403	(30,410)	0

Issuance of common stock for services
value at $.50 per share	10,000	10	4,990	—	5,000

Cancellation of common shares	(10,000)	(10)	(4,990)	—	(5,000)
					0
Issuance of common stock in an					0
acquistion valued at $.50 per share	18,458	18	9,211		9,229

Cancellation of common shares	(18,458)	(18)	(9,211)	—	(9,229)
					0
Net Loss for the year ended					0
December 31, 2000	—	—	—	(153,279)	(153,279)
					0
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)	$(153,279)

Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470		2,480

Net Loss for the year ended					0
December 31, 2001	—	—	—	(98,049)	(98,049)
					0
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)	$(248,848)

Issuance of common stock for debt
conversion	27,500	28	273,566		273,594

Net Loss for the year ended
December 31, 2002				(73,284)	(73,284)

Balance at December 31, 2002	44,763	45	306,439	(355,022)	(48,538)

Issuance of common stock for debt
conversion	119,000	119	446,131		446,250

Net Loss for the year ended
December 31, 2003				(242,688)	(242,688)

Balance at December 31, 2003	163,763	164	752,570	(597,710)	155,024

Issuance of common stock for debt
conversion	16,000	16	39,984		40,000

Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980		60,000

Reclass of accounts payable			69,783		69,783

Rounding of shares due to 250:1 reverse	286			(1)	(1)
stock split

Net Loss for the year ended
December 31, 2004				(150,507)	(150,507)

Balance at December 31, 2004	200,049	200	922,317	(748,218)	174,299

Cancellation of shares	(1,740)	(2)	2		0

Net Loss for the year ended
December 31, 2005				(384,001)	(384,001)

Balance at December 31, 2005	198,309	198	922,319	(1,132,219)	(209,702)

Value attributed to Beneficial
conversion feature			240,000		240,000

Net Loss for the year ended
December 31, 2006				(460,095)	(460,095)

Balance at December 31, 2006	198,309	$198	$1,162,319	$(1,592,314)	$(429,797)

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

				From Inception
				June 23, 1995
				through
		December 31,	December 31,	December 31,
		2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(460,095)	$(150,507)	(1,592,314)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount		180,000		180,000
Conversion of accounts payable		240,000		240,000
Stock for services		0	60,000	62,500
Conversion of payables			39,981	39,982
Changes in investment asset			47,197	47,197
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest				177,789
Accounts payable and accrued expenses		25,695	3,290	504,079
Accounts payable - related party		0		4,712
Accrued Interest		14,400	0	14,400

NET CASH USED IN OPERATING ACTIVITIES		0	(39)	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest		0	—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES		0	0	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing			0	516,231
Proceeds from sale of common stock		0	0	30,410

NET CASH PROVIDED BY FINANCING ACTIVITIES		0	0	546,641

NET CHANGE IN CASH		0	(39)	0

CASH BALANCES
Beginning of period		0	39	0

End of period		$0	$0	0

SUPPLEMENTAL DISCLOSURE:
Interest paid		$0	$—	—
Income taxes paid		—	—	—

NON-CASH ACTIVITIES:
Debt converted to common stock	$		$0	0
Deferred financing costs		240,000	—	—
Debt discount		60,000	—	—
Advances from shareholders converted to loans payable
Issued stock for legal and consulting services			0	0

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2006 and 2005

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

d. Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended December 31, 2006 and 2005, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

              From
                          Inception on
           For the Years                                   June 23, 1995
     December 31,    December 31,           through December 31,
                     2006                  2005                  2005
     Numerator - loss                                                                                        $(460,095)            $ (319,289)                   $  (1,592,314)
    Denominator -
        weighted average number
        of shares outstanding                                                                                  198,309                          177,564                           69,789
    Loss per share                                                                                             $ (2.32)                            $ (1.80)                       $  (22.82)

e. Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,592,314 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2016. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at December 31, 2006 and 2005:

Deferred tax assets	2006	2005
NOL carryforward	$541,387	384,950
Valuation allowance	$(541,387)	(384,950)
Total	$-	-

The components of income tax expense are as follows:

	$2006	2005
Federal taxes	-0-	-0-
State Taxes	$-0-	-0-
Change in tax asset	$(156,437)	(130,566)
Change in allowance	156,437	130,566

Income tax expense	$-	-

        f. Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of FASB No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and liabilities at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006, with earlier adoption permitted.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. This statement applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. SFAS No. 157 is effective for the fiscal year beginning after November 15, 2007. The company is currently assessing the impact that SFAS No. 157 will have on the consolidated financial statements.

Effective for fiscal year 2006, the company adopted the provisions of SFAS No. 158. SFAS No. 158 requires that the funded status of defined-benefit postretirement plans be recognized on the company’s consolidated balance sheets, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end.

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operation.

g. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h. Financial Instruments

The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Various shareholders and officers have advanced funds to the Company as needed. As of December 31, 2006 and 2005, $240,000 and $0 was due to these shareholders. The $240,000 was advanced on March 31, 2006 through the purchase of 8% Convertible Debentures more fully described in Note 8.

Legal counsel to the Company is a firm controlled by an Officer and Director of the Company.

NOTE 5.  COMMON STOCK

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

NOTE 6. STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2006:

Common stock, $0.001 par value; 50,000,000 shares authorized: 198,309 shares issued and outstanding.

NOTE 7. ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has  elected to account for the stock option plan in accordance with SFAS 123R  where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with SFAS 123R the fair  value of a stock option granted is estimated using an option-pricing model. As of December 31,
                2006 no stock options were outstanding.

NOTE 8. CONVERTIBLE NOTES

In March 2006, the Company completed a private placement of $240,000 in principal amount of its one year 8% Convertible Debentures (the "Debentures"). The Debentures are convertible at the option of the holder into the Company's common stock anytime before maturity. The Company recorded a $240,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.

The holders of the Debentures have the right to convert their debentures plus accrued interest into shares of the Company's common stock at 50% of the average of the three lowest bid prices for the thirty consecutive trading days immediately preceding the date of conversion.

The intrinsic value of the beneficial conversion feature in the Debenture issuance is being amortized over the term of the Debentures, which is one year. The Company recorded $180,000 and $0 of accretion during the year ended December 31, 2006 and 2005, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures were redeemable by the Company, in whole or in part, at the Company's option, at the then outstanding principal amount of the Debentures. Accrued interest under the Debentures shall be paid in cash at maturity.