Form 10QSB
period 2007-03-31
PNG VENTURES INC
filed 2007-05-15
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

198,309 common shares outstanding, $0.001 par value, as of May 14, 2007

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

Our Edgarizing software, which is the tool that we use to convert documents from Microsoft Word to HTML, is produced by Edgar Filings, Inc., a software company based in Houston, Texas. We currently have a license to use this software through May of 2008.

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

RESULTS OF OPERATIONS

For the three month period ending March 31, 2007, we incurred a net loss of $129,800.

Operating expenses for the period ending March 31, 2007 amounted to $65,000. These expenses were from general and administrative expenses including accounting, legal and consulting fees associated with services rendered to the Company.

Total interest expenses for the period ending March 31, 2007 amounted to $64,800. These interest expenses were from notes issued during 2006.

For the three months ending March 31, 2007, we have total current liabilities of $319,597 and total liabilities of $559,597.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had $0 cash on hand.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2007, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on May 14, 2007, by the undersigned, thereunto duly authorized.

PNG Ventures, Inc. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)

PNG VENTURES, INC.
9A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	Unaudited	Unaudited
	March 31,	December 31,
ASSETS	2007	2006

Current assets
Cash	$0	0
Total current assets	0	0

TOTAL ASSETS	$0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$40,485	35,485
Accrued liabilities	259,912	199,912
Accrued Interest on Notes Payable	19,200	14,400
Total current liabilities	319,597	249,797

Convertible notes payable net of discount	240,000	180,000

TOTAL LIABILITIES	559,597	429,797

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $0.001 par value
198,309 and 198,309 shares issued and outstanding.	198	198
Additional paid-in capital	1,162,319	1,162,319
Retained deficit	(1,722,114)	(1,592,314)
TOTAL STOCKHOLDERS' EQUITY	(559,597)	(429,797)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	0

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	For the Quarter Ended	For the Quarter Ended	June 23, 1995
	March 31,	March 31,	through March 31,
	2007	2006	2007
Revenues
Sales	$0	$0	$5,000
Total revenues	0	0	5,000

Expenses
General and administrative	65,000	85,500	1,467,914
Total operating expenses	65,000	85,500	1,467,914

Loss from operations	(65,000)	(85,500)	(1,462,914)

Other income (expense)
Interest expense	4,800	0	19,200
Interest expense attributable
to BCF	60,000		240,000
			-
Total other income (expense)	(64,800)	0	(259,200)
			-
NET OPERATING LOSS	$(129,800)	$(85,500)	(1,722,114)
Loss before Income Taxes	(129,800)	(85,000)	(1,722,114)
Income Taxes	0	0	0
NET LOSS	(129,800)	(85,000)	(1,722,114)

Basic and diluted loss
per common share	$(0.65)	$(0.43)	(23.76)

Weighted average common
shares outstanding	198,309	198,309	72,480

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on June 23, 1995 through March 31, 2007

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	Deficit	Equity (Deficit)

Issuance of common stock for cash	7,126	$7	$4,993	$0	$5,000

Net Loss for the year ended
December 31, 1995				(3,000)	(3,000)
Balance December 31, 1995	7,126	7	4,993	(3,000)	2,000

Issuance of common stock for cash					0
at $333.33 per share	75	0	25,000	—	25,000
					0
Issuance of common stock for cash					0
at $6.61 per share	62	0	410	—	410
					0
Net Loss for the year ended				(27,410)	(27,410)
December 31, 1996					0
Balance December 31, 1996	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1997	—	—	—		0

Balance December 31, 1997	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1998	—	—	—		0

Balance December 31, 1998	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1999	—	—	—		0

Balance December 31, 1999	7,263	7	30,403	(30,410)	0

Issuance of common stock for services
value at $.50 per share	10,000	10	4,990	—	5,000

Cancellation of common shares	(10,000)	(10)	(4,990)	—	(5,000)
					0
Issuance of common stock in an					0
acquisition valued at $.50 per share	18,458	18	9,211		9,229

Cancellation of common shares	(18,458)	(18)	(9,211)	—	(9,229)
					0
Net Loss for the year ended					0
December 31, 2000	—	—	—	(153,279)	(153,279)
					0
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)	$(153,279)

Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470		2,480

Net Loss for the year ended					0
December 31, 2001	—	—	—	(98,049)	(98,049)
					0
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)	$(248,848)

Issuance of common stock for debt
conversion	27,500	28	273,566		273,594

Net Loss for the year ended
December 31, 2002				(73,284)	(73,284)

Balance at December 31, 2002	44,763	45	306,439	(355,022)	(48,538)

Issuance of common stock for debt
conversion	119,000	119	446,131		446,250

Net Loss for the year ended
December 31, 2003				(242,688)	(242,688)

Balance at December 31, 2003	163,763	164	752,570	(597,710)	155,024

Issuance of common stock for debt
conversion	16,000	16	39,984		40,000

Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980		60,000

Reclassification of accounts payable			69,783		69,783

Rounding of shares due to 250:1 reverse	286			(1)	(1)
stock split

Net Loss for the year ended
December 31, 2004				(150,507)	(150,507)

Balance at December 31, 2004	200,049	200	922,317	(748,218)	174,299

Cancellation of shares	(1,740)	(2)	2		0

Net Loss for the year ended
December 31, 2005				(384,001)	(384,001)

Balance at December 31, 2005	198,309	198	922,319	(1,132,219)	(209,702)

Beneficial conversion feature			240,000		240,000

Net Loss for the year ended
December 31, 2006				(460,095)	(460,095)

Balance at December 31, 2006	198,309	198	1,162,319	(1,592,314)	(429,797)

Net Loss for the quarter ended
March 31, 2007				(129,800)	(129,800)

Balance at March 31, 2007	198,309	198	1,162,319	(1,722,114)	(559,597)

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

				From Inception
				June 23, 1995
				through
		March 31,	March 31,	March 31,
		2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(129,800)	$(85,500)	(1,722,114)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount		60,000		240,000
Conversion of accounts payable			240,000	240,000
Stock for services				62,500
Conversion of payables				39,982
Changes in investment asset				47,197
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest				177,789
Accounts receivable		0	0	0
Prepaid assets and other		0	0	0
Accounts payable and accrued expenses		65,000	(169,500)	569,079
Accounts payable - related party		0	15,000	4,712
Accrued Interest		4,800	0	19,200

NET CASH USED IN OPERATING ACTIVITIES		0	0	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest		0	—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES		0	0	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing			0	516,231
Proceeds from sale of common stock		0	0	30,410

NET CASH PROVIDED BY FINANCING ACTIVITIES		0	0	546,641

NET CHANGE IN CASH		0	0	0

CASH BALANCES
Beginning of period		0	0	0

End of period		$0	$0	0

SUPPLEMENTAL DISCLOSURE:
Interest paid		$-	$-	-
Income taxes paid		-	-	-

NON-CASH ACTIVITIES:
Debt converted to common stock	$		$-	-
Deferred financing costs		-	-	-
Debt discount		-	-	-
Advances from shareholders converted to loans payable
Issued stock for legal and consulting services			-	-

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2007 and 2006

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

d. Loss Per Share

Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended March 31, 2007 and 2006, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

	For the Quarter Ended	For the Quarter Ended	From Inception on June 23, 1995 through
	March 31, 2007	March 31, 2006	March 31, 2007
Numerator - loss	$ (129,800)	$ (85,500)	$(1,722,114)
Denominator - weighted average number of outstanding shares	198,309	198,309	72,480
Loss per share	$ (0.65)	$ (0.43)	$ (23.76)

e. Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,722,114 that will be offset against future taxable income. These NOL carryforwards begin to expire in the year 2017. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at March 31, 2007 and 2006:

	2007	2006
Deferred tax assets
NOL carryforward	$585,519	414,024
Valuation allowance	$(585,519)	(414,024)
Total	$-	-

The components of income tax expense are as follows:

	2007	2006
Federal taxes	-0-	-0-
State Taxes	$-0-	-0-
Change in tax asset	$(44,132)	(29,070)
Change in allowance	44,132	29,070

Income tax expense	$-	-

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

In February 2007, FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. FASB 159 is effective for financial statements issued for fiscal year beginning after November 15, 2007.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Various shareholders and officers have advanced funds to the Company as needed. As of March 31, 2007 and 2006, $240,000 and $240,000 was due to these shareholders. The $240,000 was advanced on March 31, 2006 through the purchase of 8% Convertible Debentures more fully described in Note 8.

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

NOTE 7. ISSUANCE OF SHARES FOR SERVICES - STOCK OPTIONS

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123 where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123 the fair value of a stock option granted is estimated using an option-pricing model. As of March 31, 2007 no stock options were outstanding.

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

The intrinsic value of the beneficial conversion feature in the Debenture issuance is being amortized over the term of the Debentures, which is one year. The Company recorded $240,000 and $0 of accretion during the period ended March 31, 2007 and 2006, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures were redeemable by the Company, in whole or in part, at the Company's option, at the then outstanding principal amount of the Debentures. Accrued interest under the Debentures shall be paid in cash at maturity.