Form 10QSB
period 2007-06-30
PNG VENTURES INC
filed 2007-08-13
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(760) 804-8844
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X     No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act).
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

198,309 common shares outstanding, $0.001 par value, as of August 13, 2007

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.                                FINANCIAL STATEMENTS

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	Unaudited
	June 30,	December 31,
ASSETS	2007	2006

Current assets
Cash	$0	0
Total current assets	0	0

Fixed Assets
Net Fixed Assets	0	0

Other Assets	0
TOTAL ASSETS	$0	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$45,485	35,485
Accrued liabilities	319,912	199,912
Accrued Interest on Notes Payable	24,000	14,400
Total current liabilities	389,397	249,797

Convertible notes payable net of discount	240,000	180,000

TOTAL LIABILITIES	629,397	429,797

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $0.001 par value
198,309 and 198,309 shares issued and outstanding.	198	198
Additional paid-in capital	1,162,319	1,162,319
Retained deficit	(1,791,914)	(1,592,314)
TOTAL STOCKHOLDERS' EQUITY	(629,397)	(429,797)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	0

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
					From Inception
	For the Three Months Ended		For the Six Months Ended		June 23, 1995
	June 30,	June 30,	June 30,	June 30,	through June 30,
	2007	2006	2007	2006	2007
Revenues
Sales	$-	$-	$-	$-	$5,000
Total revenues	-	-	-	-	5,000

Expenses
General and administrative	65,000	-	130,000	85,500	1,532,914
Total operating expenses	65,000	-	130,000	85,500	1,532,914

Loss from operations	(65,000)	-	(130,000)	(85,500)	(1,527,914)

Other income (expense)
Interest income	-	-	-	-	-
Interest expense	4,800	249,319	9,600	249,319	24,000
Interest expense attributable
to BCF	-		60,000		240,000
Other Income	-	-	-	-	-
Forgiveness of Debt	-	-	-	-	-
					-
Total other income (expense)	(4,800)	(249,319)	(69,600)	(249,319)	(264,000)
					-
NET LOSS	$(69,800)	$(249,319)	$(199,600)	$(334,819)	(1,791,914)

Basic and diluted loss
per common share	$(0.35)	$(1.26)	$(1.01)	$(1.69)	(23.86)

Weighted average common
shares outstanding	198,309	198,309	198,309	198,309	75,088

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

					Total
	Common Stock		Additional		Stockholders'
		Par	Paid-in	Accumulated	Equity
	Shares	Value	Capital	Deficit	(Deficit)

Issuance of common stock for cash	7,126	$7	$4,993	$0	$5,000

Net Loss for the year ended
December 31, 1995				(3,000)	(3,000)
Balance December 31, 1995	7,126	7	4,993	(3,000)	2,000

Issuance of common stock for cash					0
at $333.33 per share	75	0	25,000	—	25,000
					0
Issuance of common stock for cash					0
at $6.61 per share	62	0	410	—	410
					0
Net Loss for the year ended				(27,410)	(27,410)
December 31, 1996					0
Balance December 31, 1996	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1997	—	—	—		0

Balance December 31, 1997	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1998	—	—	—		0

Balance December 31, 1998	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1999	—	—	—		0

Balance December 31, 1999	7,263	7	30,403	(30,410)	0

Issuance of common stock for services
value at $.50 per share	10,000	10	4,990	—	5,000

Cancellation of common shares	(10,000)	(10)	(4,990)	—	(5,000)
					0
Issuance of common stock in an					0
acquisition valued at $.50 per share	18,458	18	9,211		9,229

Cancellation of common shares	(18,458)	(18)	(9,211)	—	(9,229)
					0
Net Loss for the year ended					0
December 31, 2000	—	—	—	(153,279)	(153,279)
					0
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)	$(153,279)

Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470		2,480

Net Loss for the year ended					0
December 31, 2001	—	—	—	(98,049)	(98,049)
					0
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)	$(248,848)

Issuance of common stock for debt
conversion	27,500	28	273,566		273,594

Net Loss for the year ended
December 31, 2002				(73,284)	(73,284)

Balance at December 31, 2002	44,763	45	306,439	(355,022)	(48,538)

Issuance of common stock for debt
conversion	119,000	119	446,131		446,250

Net Loss for the year ended
December 31, 2003				(242,688)	(242,688)

Balance at December 31, 2003	163,763	164	752,570	(597,710)	155,024

Issuance of common stock for debt
conversion	16,000	16	39,984		40,000

Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980		60,000

Reclass of accounts payable			69,783		69,783

Rounding of shares due to 250:1 reverse	286			(1)	(1)
stock split

Net Loss for the year ended
December 31, 2004				(150,507)	(150,507)

Balance at December 31, 2004	200,049	200	922,317	(748,218)	174,299

Cancellation of shares	(1,740)	(2)	2		0

Net Loss for the year ended
December 31, 2005				(384,001)	(384,001)

Balance at December 31, 2005	198,309	198	922,319	(1,132,219)	(209,702)

Beneficial conversion feature			240,000		240,000

Net Loss for the year ended
December 31, 2006				(460,095)	(460,095)

Balance at December 31, 2006	198,309	198	1,162,319	(1,592,314)	(429,797)

Net Loss for the quarter ended
March 31, 2007				(129,800)	(129,800)

Balance at March 31, 2007	198,309	198	1,162,319	(1,722,114)	(559,597)

Net Loss for the quarter ended
June 30, 2007				(69,800)	(69,800)

Balance at March 31, 2007	198,309	198	1,162,319	(1,791,914)	(629,397)

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

				From Inception
				June 23, 1995
		Unaudited	Unaudited	through
		June 30,	June 30,	June 30,
		2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss		$(199,600)	$(334,819)	(1,791,914)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount		60,000	249,319	240,000
Conversion of accounts payable			240,000	240,000
Stock for services				62,500
Conversion of payables				39,982
Changes in investment asset				47,197
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest				177,789
Accounts receivable		0	0	0
Prepaid assets and other		0	0	0
Accounts payable and accrued expenses		130,000	(169,500)	634,079
Accounts payable - related party		0	15,000	4,712
Accrued Interest		9,600	0	24,000

NET CASH USED IN OPERATING ACTIVITIES		0	0	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest		0	—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES		0	0	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing			0	516,231
Proceeds from sale of common stock		0	0	30,410

NET CASH PROVIDED BY FINANCING ACTIVITIES		0	0	546,641

NET CHANGE IN CASH		0	0	0

CASH BALANCES
Beginning of period		0	0	0

End of period		$0	$0	0

SUPPLEMENTAL DISCLOSURE:
Interest paid		$-	$-	-
Income taxes paid		-	-	-

NON-CASH ACTIVITIES:
Debt converted to common stock	$		$-	-
Deferred financing costs		-	-	-
Debt discount		-	-	-
Advances from shareholders converted to loans payable
Issued stock for legal and consulting services			-	-

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 2007 and 2006

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

d.  Loss Per Share
Basic net loss per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the periods ended June 30, 2007 and 2006, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.
	For the Six Months Ended	For the Six Months Ended	From Inception on June 23
	June 30, 2007	June 30, 2006	1995 through June 30, 2007

Numerator- Loss	$(199,600)	$(334,819)	$(1,791,914)
Denominator-
Weighted average number
of shares outstanding	198,309	198,309	75,088
Loss per share	$(1.01)	$(1.69)	$(23.86)

e.  Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,791,914 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at June 30, 2007 and 2006:

Deferred tax assets	2007	2006
NOL carryforward	$609,251	498,793
Valuation allowance	$(609,251)	(498,793)
Total	$-	-

The components of income tax expense are as follows:

	$2007	2006
Federal taxes	-0-	-0-
State Taxes	$-0-	-0-
Change in tax asset	$(67,864)	(113,838)
Change in allowance	67,864	113,838

Income tax expense	$-	-

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

NOTE 4.      RELATED PARTY TRANSACTIONS

Various shareholders and officers have advanced funds to the Company as needed.  As of June 30, 2007 and 2006, $240,000 and $240,000 was due to these shareholders.  The $240,000 was advanced on March 31, 2006 through the purchase of 8% Convertible Debentures more fully described in Note 8.

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

NOTE 6.      STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of  June 30, 2007:

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

The intrinsic value of the beneficial conversion feature in the Debenture issuance is being amortized over the term of the Debentures, which is one year. The Company recorded $60,000 and $180,000 of accretion during the six months ended June 30, 2007 and the year ended December 31, 2006, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

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

RESULTS OF OPERATIONS

REVENUES

	Three Months Ended June 30

	2007	2006

Total Sales	-	-

We had no revenues for the three months ended June 30, 2007 as compared with no revenues for the three months ended June 30, 2006.

OPERATING EXPENSES

We had total operating expenses of $199,600 in the three months ended June 30, 2007 as compared with $334,819 in total operating expenses for the three months ended June 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained $130,000 in general and administrative expenses in the three months ended June 30, 2007 as compared with $85,500 for the three months ended June 30, 2006.

NET PROFIT FROM OPERATIONS

	Three Months Ended June 30

	2007	2006

Net Profit (Loss)	($199,600)	($334,819)

For the three months ended June 30, 2007, we had a net loss of $199,600 from operations as compared a net loss of $334,819 for the three months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had $0 cash on hand.

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

ITEM 3.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as June 30, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3.                      DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

Exhibit #	Description

2.1	Plan of Reorganization and Tender. (Attached as an exhibit to our Form 10-SB filed with the SEC onFebruary 19, 2000).

3(i).1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(i).2	Certificate of Amendment to the Articles of Incorporation changing the name of the corporation to PNG Ventures, Inc. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(ii)	Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enactedby Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on August 13, 2007, by the undersigned, thereunto duly authorized.

PNG Ventures, Inc. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)