Form 10QSB
period 2007-09-30
PNG VENTURES INC
filed 2007-11-09
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

42,198,309 common shares outstanding, $0.001 par value, as of November 9, 2007

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.                                                         FINANCIAL STATEMENTS

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006

Current assets
Cash	$0	0
Total current assets	0	0

Fixed Assets
Net Fixed Assets	0	0

Securities Held for Sale	4,987
TOTAL ASSETS	$4,987	0

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$42,033	35,485
Accrued liabilities	379,912	199,912
Accrued Interest on Notes Payable	27,662	14,400
Total current liabilities	449,607	249,797

Convertible notes payable net of discount	120,000	180,000

TOTAL LIABILITIES	569,607	429,797

STOCKHOLDERS' EQUITY
Common stock, 50,000,000 shares authorized, $0.001 par value
42,198,309 and 198,309 shares issued and outstanding.	42,198	198
Additional paid-in capital	13,720,331	1,162,319
Retained deficit	(14,327,149)	(1,592,314)
TOTAL STOCKHOLDERS' EQUITY	(564,620)	(429,797)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,987	0

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

					From Inception
	For the Three Months Ended		For the Nine Months Ended		June 23, 1995
	September 30,	September 30,	September 30,	September 30,	through September 30,
	2007	2006	2007	2006	2007
Revenues
Sales	$-	-	-	-	5,000
Total revenues	-	-	-	-	5,000

Expenses
General and administrative	62,000	120,000	186,548	325,500	1,589,462
Total operating expenses	62,000	120,000	186,548	325,500	1,589,462

Loss from operations	(62,000)	(120,000)	(186,548)	(325,500)	(1,584,462)

Other income (expense)
Interest income	-	-	-	-	-
Interest expense	3,662	4,800	13,262	9,600	27,662
Interest expense attributable
to BCF	-		60,000		240,000
Other Income	-	-	-	-	-
Loss on share exchange	11,995,013		11,995,013		11,995,013
investment
Conversion Expense Financing	550,012		550,012		550,012
Forgiveness of Debt	(70,000)	-	(70,000)	-	(70,000)
					-
Total other income (expense)	(12,478,687)	(4,800)	(12,548,287)	(9,600)	(12,742,687)
					-
NET INCOME (LOSS)	$(12,540,687)	(124,800)	(12,734,835)	(335,100)	(14,327,149)

Weighted average common
shares outstanding	19,372,222	198,309	6,659,847	198,309	471,192

Net income (loss)
per common share - basic	$(0.65)	(0.63)	(1.91)	(1.69)	(30.41)

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional			Total
		Par	Paid-in	Accumulated		Stockholders'
	Shares	Value	Capital	Deficit		Equity (Deficit)

Issuance of common stock for cash	7,126	$7	$4,993	$0		$5,000

Net Loss for the year ended
December 31, 1995				(3,000)		(3,000)
Balance December 31, 1995	7,126	7	4,993	(3,000)		2,000

Issuance of common stock for cash						0
at $333.33 per share	75	0	25,000	—		25,000
						0
Issuance of common stock for cash						0
at $6.61 per share	62	0	410	—		410
						0
Net Loss for the year ended				(27,410)		(27,410)
December 31, 1996						0
Balance December 31, 1996	7,263	7	30,403	(30,410)		0

Net Loss for the year ended
December 31, 1997	—	—	—			0

Balance December 31, 1997	7,263	7	30,403	(30,410)		0

Net Loss for the year ended
December 31, 1998	—	—	—			0

Balance December 31, 1998	7,263	7	30,403	(30,410)		0

Net Loss for the year ended
December 31, 1999	—	—	—			0

Balance December 31, 1999	7,263	7	30,403	(30,410)		0

Issuance of common stock for services
value at $.50 per share	10,000	10	4,990	—		5,000

Cancellation of common shares	(10,000)	(10)	(4,990)	—		(5,000)
						0
Issuance of common stock in an						0
acquisition valued at $.50 per share	18,458	18	9,211			9,229

Cancellation of common shares	(18,458)	(18)	(9,211)	—		(9,229)
						0
Net Loss for the year ended						0
December 31, 2000	—	—	—	(153,279)		(153,279)
						0
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)	$	$(153,279)

Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470			2,480

Net Loss for the year ended						0
December 31, 2001	—	—	—	(98,049)		(98,049)
						0
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)	$	$(248,848)

Issuance of common stock for debt
conversion	27,500	28	273,566			273,594

Net Loss for the year ended
December 31, 2002				(73,284)		(73,284)

Balance at December 31, 2002	44,763	45	306,439	(355,022)		(48,538)

Issuance of common stock for debt
conversion	119,000	119	446,131			446,250

Net Loss for the year ended
December 31, 2003				(242,688)		(242,688)

Balance at December 31, 2003	163,763	164	752,570	(597,710)		155,024

Issuance of common stock for debt
conversion	16,000	16	39,984			40,000

Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980			60,000

Reclass of accounts payable			69,783			69,783

Rounding of shares due to 250:1 reverse	286			(1)		(1)
stock split

Net Loss for the year ended
December 31, 2004				(150,507)		(150,507)

Balance at December 31, 2004	200,049	200	922,317	(748,218)		174,299

Cancellation of shares	(1,740)	(2)	2			0

Net Loss for the year ended
December 31, 2005				(384,001)		(384,001)

Balance at December 31, 2005	198,309	198	922,319	(1,132,219)		(209,702)

Beneficial conversion feature			240,000			240,000

Net Loss for the year ended
December 31, 2006				(460,095)		(460,095)

Balance at December 31, 2006	198,309	198	1,162,319	(1,592,314)		(429,797)

Net Loss for the quarter ended
March 31, 2007				(128,235)		(128,235)

Balance at March 31, 2007	198,309	198	1,162,319	(1,720,549)		(558,032)

Net Loss for the quarter ended
June 30, 2007				(65,913)		(65,913)

Balance at June 30, 2007	198,309	198	1,162,319	(1,786,462)		(623,945)

Issuance of common stock for debt	2,000,000	2,000	598,012			600,012
conversion

Issuance of common stock for	40,000,000	40,000	11,960,000			12,000,000
investment in securities

Net Profit for the quarter ended
September 30, 2007				(12,540,687)		(12,540,687)

Balance at September 30, 2007	42,198,309	42,198	13,720,331	(14,327,149)		(564,620)

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			From Inception
			June 23, 1995
			through
	September 30,	September 30,	September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(12,734,835)	$(335,100)	(14,327,149)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount	60,000	120,000	240,000
Conversion of accounts payable		240,000	240,000
Stock for services			62,500
Conversion of payables			39,982
Forgiveness of debt	(70,000)		(70,000)
Changes in investment asset			47,197
Loss on share exchange investment	11,995,013		11,995,013
Conversion expense financing	550,012		550,012
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest			177,789
Accounts receivable	0	0	0
Prepaid assets and other	0	0	0
Accounts payable and accrued expenses	186,548	(34,500)	690,627
Accounts payable - related party	0	0	4,712
Accrued Interest	13,262	9,600	27,662

NET CASH USED IN OPERATING ACTIVITIES	(0)	0	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest	0	—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES	0	0	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing		0	516,231
Proceeds from sale of common stock	0	0	30,410

NET CASH PROVIDED BY FINANCING ACTIVITIES	0	0	546,641

NET CHANGE IN CASH	0	0	0

CASH BALANCES
Beginning of period	0	0	0

End of period	$0	$0	0

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-	-
Income taxes paid	-	-	-

NON-CASH ACTIVITIES:
Debt converted to common stock	$50,000	$-	-
Deferred financing costs	-	-	-
Debt discount	-	-	-
Advances from shareholders converted to loans payable
Issued stock for legal and consulting services		-	-
Issued shares for investment in Bugless.com, Inc.	40,000,000

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2007 and 2006

NOTE 1.        SUMMARY OF ACCOUNTING POLICIES

a.  Organization

PNG Ventures, Inc. (the Company) was incorporated in the state of Nevada on September 23, 1995 as Telecommunications Technologies, Ltd.  On September 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (TSMC), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994.  The substance of the re-organization was that the Company acquired $5,000 in cash for 47,506,240 shares of stock, issued to the shareholders of TSMC, following which TSMC ceased to be a public company and became an inactive wholly-owned subsidiary of its principal shareholder, Temple Summit Equity Group, LTD.  This business combination was treated as a reverse acquisition for accounting purposes.  On February 20, 1998, the Company changed its name to PNG Ventures, Inc.  The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses.  The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation.  The agreement provides the Company up to a 12.5% working-interest, subject to a 9.5% gross over riding royalty, in the AOC T-32-89-10 W4M well located beneath the Athabasca Tar Sands in North East Alberta Canada.  There is currently no activity under the terms of the joint venture agreement and the Company has determined that there is presently no current value to the joint venture agreement asset.

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

d.  Loss Per Share

Basic net profit (loss) per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the market price of common shares outstanding at the end of the period. For the periods ended September 30, 2007 and September 30, 2006, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

	For the 9 Months Ended	For the Nine Months Ended	From Inception on September 23
	September 30, 2007	September 30, 2006	1995 through September 30, 2007

Numerator- Loss	$(12,734,835)	$(335,100)	$(14,327,149)
Denominator-
Weighted average number
of shares outstanding	6,659,847	198,309	471,192
Loss per share	$(1.91)	$(1.69)	$(30.41)

e.  Provision for Taxes

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,782,124 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Deferred tax assets and the valuation account is as follows at September 30, 2007 and 2006:

Deferred tax assets	2007	2006
NOL carryforward	(605,922)	(498,793)
Valuation allowance	605,922	498,793
Total	-	-

The components of income tax expense are as follows:

	2007	2006
Federal taxes	-	-
State taxes	-	-
Change in tax asset	(64,535)	(113,934)
Change in allowance	64,535	113,934
Income Tax Expense	-	-

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

NOTE 4.        RELATED PARTY TRANSACTIONS

Various shareholders and officers have advanced funds to the Company as needed.  As of September 30, 2007, $120,000 was due to these shareholders.  The $120,000 was advanced on March 31, 2006 through the purchase of 8% Convertible Debentures more fully described in Note 8.

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

During September 2001, the Board of Directors approved a 2 for 1 reverse split.  These financial statements have been retroactively restated to reflect this change.

During September 2001, the Company issued 10,000 shares of common stock for services valued at $0.25 per share.

During August 2002, the Company issued 27,500 shares of common stock for payment of payables due in the amount of $273,594.

During February 2003, the Company issued 119,000 common shares to shareholders for conversion of debt in the amount of $446,250.

During September 2004, the Company issued 16,000 shares of common stock for payment of payables due in the amount of $40,000.

During September 2004, the Company issued 20,000 shares of common stock for services valued at $3.00 per share.

During October 2004, the Board of Directors approved a 250 for 1 reverse split.  These financial statements have been retroactively restated to reflect this change.

During November 2005, the Company cancelled 1,740 shares of its common stock.

During August 2007, the Company issued 2,000,000 shares of common stock pursuant to a conversion of a convertible note held by a shareholder in the amount of $50,000.

During August 2007, the Company issued 40,000,000 shares of common stock pursuant to a share exchange agreement with a privately held Nevada corporation.  The Company’s common stock was priced at $0.30 on the date of the exchange, which implied a value of $12,000,000 for the 40,000,000 shares exchanged.  The Company incurred a loss on exchange of $11,995,013 based on the $4,987 in consideration received.

NOTE 6.       STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2007:

Common stock, $0.001 par value; 50,000,000 shares authorized: 42,198,309 shares issued and outstanding.

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

The intrinsic value of the beneficial conversion feature in the Debenture issuance is being amortized over the term of the Debentures, which is one year. The Company recorded $60,000 and $180,000 of accretion during the six months ended September 30, 2007 and the year ended December 31, 2006, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures were redeemable by the Company, in whole or in part, at the Company's option, at  the then outstanding principal amount of the Debentures.  Accrued interest under the Debentures shall be paid in cash at maturity.

On August 17, 2007, the Company entered into a note amendment agreement (the “Note Amendment Agreement”) with the holder of a Convertible Promissory Note (the “Note”) issued in the amount of $120,000. Pursuant to the Note Amendment Agreement, $70,000 of the principal amount of the Note was cancelled in exchange for an adjustment in the conversion price to $0.025 per share. The company incurred a conversion expense based on the adjustment of the conversion price of $550,012.  On August 20, 2007, pursuant to a notice of conversion, the holder of the Note converted the entire outstanding balance of the Note into 2,000,000 shares of the Company’s common stock.

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

RECENT DEVELOPMENTS

In March 2006, we completed a private placement of $240,000 as described above in the Notes to the Financial Statements. On August 17, 2007, the Company entered into a note amendment agreement (the “Note Amendment Agreement”) with the holder of a Convertible Promissory Note (the “Note”) issued in the amount of $120,000. Pursuant to the Note Amendment Agreement, $70,000 of the principal amount of the Note was cancelled in exchange for an adjustment in the conversion price to $0.025 per share.   The company incurred a conversion expense based on the adjustment of the conversion price of $550,012.  On August 20, 2007, pursuant to a notice of conversion, the holder of the Note converted the entire outstanding balance of the Note into 2,000,000 shares of the Company’s common stock.

On August 20, 2007, we entered into a Common Stock Share Exchange Agreement (the “Exchange Agreement”) whereby we exchanged 40,000,000 shares of our restricted common stock in exchange for 199 restricted shares of a privately held Nevada corporation (the “Private Corporation”). The 199 restricted shares represent a 49% interest in the Private Corporation.  We valued this investment based on the estimated value of the patents held by the Private Corporation of $10,000.  The Company’s common stock was priced at $0.30 on the date of the exchange, which implied a value of $12,000,000 for the 40,000,000 shares exchanged.  The Company incurred a loss on exchange of $11,995,013 based on the $4,987 in consideration received.

RESULTS OF OPERATIONS

REVENUES

	Three Months Ended September 30

	2007	2006

Total Sales	-	-

We had no revenues for the three months ended September 30, 2007 as compared with no revenues for the three months ended September 30, 2006.

OPERATING EXPENSES

We had total operating expenses of $62,000 in the three months ended September 30, 2007 as compared with $120,000 in total operating expenses for the three months ended September 30, 2006.

GENERAL AND ADMINISTRATIVE EXPENSES

We sustained $62,000 in general and administrative expenses in the three months ended September 30, 2007 as compared with $120,000 for the three months ended September 30, 2006.

NET PROFIT FROM OPERATIONS

	Three Months Ended September 30

	2007	2006

Net Profit (Loss)	$(12,540,687)	($124,800)

For the three months ended September 30, 2007, we sustained a net loss of $12,540,687 from operations as compared a net loss of $124,800 for the three months ended September 30, 2006. The increase in net loss for the three months ended September 30, 2007 was due to the loss on the shares exchange agreement described above in the section entitled “Recent Developments.”

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had $0 cash on hand.

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

ITEM 3.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as September 30, 2007, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We currently do not have an audit committee, or a person serving on our Board of Directors who would qualify as a financial expert.

PART II

ITEM 1.                      LEGAL PROCEEDINGS

None

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2007, pursuant to a notice of conversion, the holder of a Convertible Promissory Note with a principal outstanding balance of $50,000 converted the entire outstanding balance of the Note into 2,000,000 shares of the Company’s common stock.

On August 20, 2007, we entered into a Common Stock Share Exchange Agreement (the “Exchange Agreement”) whereby we exchanged 40,000,000 shares of our restricted common stock in exchange for 199 restricted shares of a privately held Nevada corporation (the “Private Corporation”). The 199 restricted shares represents a 49% interest in the Private Corporation.  We valued this investment based on the estimated value of the patents held by the Private Corporation of $10,000.

ITEM 3.        DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS

Exhibit #	Description

2.1	Plan of Reorganization and Tender. (Attached as an exhibit to our Form 10-SB filed with the SEC onFebruary 19, 2000).

3(i).1	Articles of Incorporation. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(i).2	Certificate of Amendment to the Articles of Incorporation changing the name of the corporation to PNG Ventures, Inc. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

3(ii)	Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000).

10.1	First Amended Convertible Promissory Note dated August 17, 2007. (Attached as an exhibit to our Form 8-K filed with the SEC on August 27, 2007).

10.2	Common Stock Share Exchange Agreement dated August 20, 2007. (Attached as an exhibit to our Form 8-K filed with the SEC on August 27. 2007).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 United States Code Section 1350, as enactedby Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on November 9, 2007, by the undersigned, thereunto duly authorized.

PNG Ventures, Inc. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman of the Board of Directors, CEO and CFO (Principal Accounting Officer)