Form 10KSB
period 2007-12-31
PNG VENTURES INC
filed 2008-04-14
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $749,322 based upon the closing price of our common stock which was $0.35 on February 13, 2008.  Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 40,057,388 shares have been excluded in that such persons or groups may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2008, there were 42,198,309 shares of our common stock were issued and outstanding.

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

a.           Corporate History.

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

We engaged in very little corporate activity until December of 2002, when on January 17, 2003, Mr. Brown entered into a joint venture (the “Joint Venture”) with a company called Anyhydride Petroleum (Canada), Inc., a wholly owned subsidiary of Uranium Power Corporation (“Uranium Power”).  The Joint Venture provided us with 9.5% of the gross of an overriding royalty from a well located beneath the Athabasca Tar Sands in Northeast Alberta, Canada.  The Joint Venture was yet another failure.

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

Our common shares are currently traded on the OTC Bulleting Board under the symbol “PNGX.”

We have no internet website address.

b.           Current Business Operations.

Presently, we are engaged in the business of Edgarizing. Edgarizing is the process of electronically converting typically Microsoft Word documents into HTML (or hypertext markup language) so that the document may be filed with the Securities and Exchange Commission. Our clients send the documents to us via electronic mail and we proceed to convert the file and send the file to the SEC through an electronic link which is established by the software, from our computers to the SEC Edgar filing system. Our Edgarizing software, which is the tool that we use to convert documents from Microsoft Word to HTML, is produced by Edgar Filings, Inc., a software company based in Houston, Texas. We currently have a license to use this software through May of 2008.

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

c.           Recent Developments.

In March 2006, we completed a private placement of $240,000. As previously disclosed in our Form 8-K filed with the SEC on August 27, 2007, on August 17, 2007, we entered into a note amendment agreement (the “Note Amendment Agreement”) with the holder of a Convertible Promissory Note (the “Note”) issued in the amount of $120,000. Pursuant to the Note Amendment Agreement, $70,000 of the principal amount of the Note was cancelled in exchange for an adjustment in the conversion price to $0.025 per share.  We incurred a conversion expense based on the adjustment of the conversion price of $50,000. On August 20, 2007, pursuant to a notice of conversion, the holder of the Note converted the entire outstanding balance of the Note into 2,000,000 shares of our common stock.

As previously disclosed in our Form 8-K filed with the SEC on August 27, 2007, on August 20, 2007, we entered into a Common Stock Share Exchange Agreement (the “Exchange Agreement”) whereby we exchanged 40,000,000 shares of our restricted common stock in exchange for 199 restricted shares of a privately held Nevada corporation (the “Private Corporation”). The 199 restricted shares represent a 49% interest in the Private Corporation. We valued this investment based on the estimated value of the patents held by the Private Corporation of $10,000 and  hence our share is $4,987.

Item 2.                        Description of the Property.

We currently do not own any real property and we do not lease any real property.  We receive mail at the office of Mr. Baum, our Chairman and CEO at 2038 Corte Del Nogal, Suite 110, Carlsbad, California, 92011.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 20, 2007, a majority of our shareholders approved of the Exchange Agreement described more fully in Item 1(c) above.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Our common stock is currently traded on the Over the Counter Bulletin Board under the symbol “PNGX.”  The high and low bid prices for the Common Stock, as reported by the National Quotation Bureau, Inc., are indicated for the periods described below.  Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

2007	Low	High
First Quarter	$.50	.50
Second Quarter	.30	.50
Third Quarter	.30	.75
Fourth Quarter	.30	.35

2006	Low	High
First Quarter	$.50	1.01
Second Quarter	.51	.75
Third Quarter	.40	1.01
Fourth Quarter	.40	.45

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

Holders.

As of April 14, 2008, there were approximately 181 record holders of our common stock.

Dividends.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of the date of this filing, there are no securities authorized to be issued under an equity compensation plan.

Recent Sales of Unregistered Securities.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis should be read in conjunction with our audited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.

The forward-looking events discussed in this report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Critical Accounting Policies.

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

Results of Operations for the Year Ended December 31, 2007.

Revenues.

	Year Ended December 31

	2007	2006

Total Sales	$0	$0

We had no revenues for the year ended December 31, 2007 or for the year ended December 31, 2006.

Operating Expenses.

	Year Ended December 31

	2007	2006

Operating Expense	($245,298)	($265,695)

For the year ended December 31, 2007, we had operating expenses of $245,298 as compared with operating expenses of $265,695 for the year ended December 31, 2006.

Net Profit (Loss).

	Year Ended December 31

	2007	2006

Net Profit (Loss)	($370,960)	($460,095)

For the year ended December 31, 2007, we sustained net losses of $370,960 as compared with net losses of $460,095 for the year ended December 31, 2006.

Liquidity and Capital Resources.

We had $0 cash on hand as of December 31, 2007 and December 31, 2006 respectively,

Since our inception, we have financed our operations through the proceeds from the issuance of equity securities and loans from stockholders and others. Funds from these sources have been used as working capital to fund the build-out of our network and for internal operations, including the purchases of capital equipment.

Our expectations are based on certain assumptions concerning the anticipated costs associated with any new projects.  These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend.  Some assumptions will invariably not materialize and some unanticipated events and circumstances may occur subsequent to the date of this report.  The timing and amount of our capital requirements will depend on a number of factors, including demand for our products and services. We will continue to seek to funding for our capital requirements from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Inflation.

Although management expects that our operations will be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations for the period ending December 31, 2007.

Going Concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern.  The history of losses and our inability to make a profit from selling a good or service has raised substantial doubt about our ability to continue as a going concern.

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

Item 7.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PNG Ventures, Inc.
Carlsbad, California

We have audited the accompanying balance sheets of PNG Ventures, Inc. (A Development Stage Company) at December 31, 2007  and 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the cumulative period from June 23, 1995 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PNG Ventures, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and from June 23, 1995 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recorded significant losses from operations, and is dependent on financing to continue operations, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 26, 2008

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2007	2006

Current assets
Cash	$0	0
Total current assets	0	0

Investment in related parties	4,987

TOTAL ASSETS	$4,987	0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$40,783	35,485
Accrued liabilities	439,912	199,912
Accrued Interest on Notes Payable	30,062	14,400
Convertible notes payable net of discount – Related party	120,000	180,000
Total current liabilities	630,757	429,797

TOTAL LIABILITIES	630,757	429,797

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value
42,198,309 and 198,309 shares issued and outstanding.	42,198	198
Additional paid-in capital	1,295,306	1,162,319
Deficit accumulated during the development stage	(1,963,274)	(1,592,314)
TOTAL STOCKHOLDERS' DEFICIT	(625,769)	(429,797)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,987	0

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			From Inception
	For the Year Ended	For the Year Ended	June 23, 1995
	December 31,	December 31,	through December 31,
	2007	2006	2007
Revenues
Sales	$0	$0	$5,000
Total revenues	0	0	5,000

Expenses
General and administrative	245,298	265,695	1,648,212
Total operating expenses	245,298	265,695	1,648,212

Loss from operations	(245,298)	(265,695)	(1,643,212)

Other income (expense)
Interest expense	15,662	14,400	30,062
Interest expense attributable
to BCF	60,000	180,000	240,000
Conversion Expense
Financing	50,000	0	50,000

Total other income (expense)	(125,662)	(194,400)	(320,062)
Net Loss before Income Tax	(370,960)	(46,095)	(1,963,274)
Income Tax	0	0	0

NET LOSS	$(370,960)	$(460,095)	(1,963,274)

Basic and diluted loss
per common share	$(0.02)	$(2.32)	(1.50)

Weighted average common
shares outstanding	15,617,487	198,309	1,310,478

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception on June 23, 1995 through December 31, 2007

	Common Stock		Additional	Deficit	Total
		Par	Paid-in	Accumulated	Stockholders'
	Shares	Value	Capital	During Dev.	Equity (Deficit)
				Stage
Issuance of common stock for cash	7,126	$7	$4,993	$0	$5,000

Net Loss for the year ended
December 31, 1995				(3,000)	(3,000)
Balance December 31, 1995	7,126	7	4,993	(3,000)	2,000

Issuance of common stock for cash					0
at $333.33 per share	75	0	25,000	—	25,000
					0
Issuance of common stock for cash					0
at $6.61 per share	62	0	410	—	410
					0
Net Loss for the year ended				(27,410)	(27,410)
December 31, 1996					0
Balance December 31, 1996	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1997	—	—	—		0

Balance December 31, 1997	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1998	—	—	—		0

Balance December 31, 1998	7,263	7	30,403	(30,410)	0

Net Loss for the year ended
December 31, 1999	—	—	—		0

Balance December 31, 1999	7,263	7	30,403	(30,410)	0

Issuance of common stock for services
value at $.50 per share	10,000	10	4,990	—	5,000

Cancellation of common shares	(10,000)	(10)	(4,990)	—	(5,000)
					0
Issuance of common stock in an					0
acquisition valued at $.50 per share	18,458	18	9,211		9,229

Cancellation of common shares	(18,458)	(18)	(9,211)	—	(9,229)
					0
Net Loss for the year ended					0
December 31, 2000	—	—	—	(153,279)	(153,279)
					0
Balance at December 31, 2000	7,263	$7	$30,403	$(183,689)	$(153,279)

Issuance of common stock for services
valued at $.25 per share	10,000	10	2,470		2,480

Net Loss for the year ended					0
December 31, 2001	—	—	—	(98,049)	(98,049)
					0
Balance at December 31, 2001	17,263	$17	$32,873	$(281,738)	$(248,848)

Issuance of common stock for debt
conversion	27,500	28	273,566		273,594

Net Loss for the year ended
December 31, 2002				(73,284)	(73,284)

Balance at December 31, 2002	44,763	45	306,439	(355,022)	(48,538)

Issuance of common stock for debt
conversion	119,000	119	446,131		446,250

Net Loss for the year ended
December 31, 2003				(242,688)	(242,688)

Balance at December 31, 2003	163,763	164	752,570	(597,710)	155,024

Issuance of common stock for debt
conversion	16,000	16	39,984		40,000

Issuance of common stock for services
valued at $.001 per share	20,000	20	59,980		60,000

Reclass of accounts payable			69,783		69,783

Rounding of shares due to 250:1 reverse	286			(1)	(1)
stock split

Net Loss for the year ended
December 31, 2004				(150,507)	(150,507)

Balance at December 31, 2004	200,049	200	922,317	(748,218)	174,299

Cancellation of shares	(1,740)	(2)	2		0

Net Loss for the year ended
December 31, 2005				(384,001)	(384,001)

Balance at December 31, 2005	198,309	198	922,319	(1,132,219)	(209,702)

Value attributed to Beneficial
conversion feature			240,000		240,000

Net Loss for the year ended
December 31, 2006				(460,095)	(460,095)

Balance at December 31, 2006	198,309	$198	$1,162,319	$(1,592,314)	$(429,797)

Issuance of common stock for debt
Conversion and finance costs	2,000,000	2,000	98,000		100,000

Issuance of common stock for
investment in related party	40,000,000	40,000	(35,013)		4,987

Forgiveness of related party debt			70,000		70,000

Net Loss for the year ended
December 31, 2007				(370,960)	(370,960)

Balance at December 31, 2007	42,198,309	$42,198	1,295,306	(1,963,274)	(625,770)

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

				From Inception
				June 23, 1995
				through
	December 31,		December 31,	December 31,
	2007		2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(370,960)		$(460,095)	(1,963,274)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount	60,000		180,000	240,000
Conversion of accounts payable	-		240,000	240,000
Stock for services	-		-	62,500
Conversion of payables	-		-	39,982
Changes in investment asset	-		-	47,197
Conversion expense financing	50,000		-	50,000
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest	-			177,789
Accounts payable and accrued expenses	245,298		25,695	749,377
Accounts payable - related party	-		-	4,712
Accrued Interest Payable	15,662		14,400	30,062

NET CASH USED IN OPERATING ACTIVITIES	$-		$-	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest	-		—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES	$-		$-	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing	-		-	516,231
Proceeds from sale of common stock	-		-	30,410

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-		$-	546,641

NET CHANGE IN CASH	-		-	-

CASH BALANCES
Beginning of period	-		-	-

End of period	$-		$-	-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-		$-	-
Income taxes paid	-		-	-

NON-CASH ACTIVITIES:
Debt converted to common stock	$50,000	$
Deferred financing costs			240,000	—
Debt discount			60,000	—
Issued shares for investment in Bugless.com, Inc	4,987
Contribution by shareholder via forgiveness of debt	70,000

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

Note 1.           Summary Of Accounting Policies.

a.  Organization.

PNG Ventures, Inc. (the “Company”) was incorporated in the state of Nevada on September 23, 1995 as Telecommunications Technologies, Ltd.  On September 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (“TSMC”), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994.  The substance of the re-organization was that the Company acquired $5,000 in cash for 47,506,240 shares of stock, issued to the shareholders of TSMC, following which TSMC ceased to be a public company and became an inactive wholly-owned subsidiary of its principal shareholder, Temple Summit Equity Group, LTD.  This business combination was treated as a reverse acquisition for accounting purposes.  On February 20, 1998, the Company changed its name to PNG Ventures, Inc.

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

b.  Accounting Method.

The Company's policy is to use the accrual method of accounting to prepare and present  financial statements, which conform to generally accepted accounting principles ("GAAP'). The company has elected a December 31, year-end.

c.  Cash and Cash Equivalents.

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

d.  Loss Per Share.

Basic net profit (loss) per share of common stock is computed based on the weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of dilutive securities into common stock based on the market price of common shares outstanding at the end of the period. For the periods ended December 31, 2007 and 2006, no effect has been given to outstanding options, warrants or convertible debentures in the diluted computation as their effect would be anti-dilutive.

There is one convertible security in the Company’s books as of December 31, 2007 that was issued in March 2006 for $120,000 at 8% interest. The holder of the Debenture has the right to convert their debenture plus accrued interest into shares of the Company's common stock at 50% of the average of the three lowest bid prices for the thirty consecutive trading days immediately preceding the date of conversion.  The stock equivalents convert into 800,000 shares.

The computations of earnings (loss) per share of common stock are based on the weighted average number of share outstanding at the date of the financial statements.

	For the year Ended	For the year ended	From Inception on September 23
	December 31, 2007	December 31, 2006	1995 through December 31, 2007

Numerator- Loss	$(370,960)	$(460,095)	$(1,963,274)
Denominator-
Weighted average number
of shares outstanding	15,617,487	198,309	1,310,478
Loss per share	$(0.02)	$(2.32)	$(1.50)

e.  Provision for Taxes.

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,963,274 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.

Components of deferred tax assets and the valuation account are as follows at December 31, 2007 and 2006:

Deferred tax assets	2007	2006
NOL carryforward	(650,513)	(541,387)
Valuation allowance	650,513	541,387
Total	-	-

The components of income tax expense are as follows:

	2007	2006
Federal taxes	-	-
State taxes	-	-
Change in tax asset	(109,126)	(156,437)
Change in allowance	109,126	156,437
Income Tax Expense	-	-

     f.  Recent Accounting Pronouncements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”).  SFAS 141R establishes the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

The adoption of these pronouncements will not have a material effect on the Company’s financial position or results of operation.

g. Use of Estimates.

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

h. Financial Instruments.

The Company includes fair value information in the notes to consolidated financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

The recorded amounts of financial instruments, including cash equivalents accounts payable and accrued expenses, and long-term debt approximate their market values as of December 31, 2007 and  2006.

i. Investments

The Company determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Trading securities are carried at quoted fair value, with unrealized gains and losses included in earnings. Available-for-sale securities are carried at quoted fair value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Other investments that do not have readily determinable fair values are stated at cost and are reported in other assets. Realized gains and losses are determined using the specific identification method and are included in interest and other income, net.

Note 2.        Going Concern.

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

Note 3.       Development Stage Company.

The Company is a development stage company as defined in Financial Standards Board Statement No. 7.  It is concentrating substantially all of its efforts in raising capital and developing its business operations.

Note 4.      Related Party Transactions.

Various shareholders and officers have advanced funds to the Company as needed.  In March of 2006, the Company was advanced $240,000 by two related parties, $120,000 was advanced by each party.  These advancements were recorded as convertible debentures with a discount amount of $240,000 to be amortized over one year.  In August of 2007, the Company entered into a note amendment agreement with one of the related parties, as part of the note amendment $70,000 of debt was forgiven in accordance with APB 26 paragraph 20 and a new conversion price was issued for the remaining $50,000.  Immediately following the note amendment the remaining $50,000 was converted into common shares at a new conversion price of $0.025 per share.  As of December 31, 2007, $120,000 was due to related parties.  The issuance, valuation, and conversion of these convertible debentures are more fully described in Note 9.

Note 5.      Investment in Related Parties.

On August 20, 2007, the Company entered into a stock exchange agreement with a privately held Nevada corporation, (the “Private Corporation”) whereby the Company exchanged 40,000,000 shares of the Company’s restricted common stock in exchange for 199 restricted shares of the Private Corporation.  The 199 shares represent 49.87% interest in the Private Corporation.  At the time of the exchange and as of December 31, 2007 the Private Corporation had one asset, a current patent pending, worth $10,000.  The 199 shares issued were valued at $4,987, this represents 49.87% of the $10,000 asset.  The investment was accounted for using the equity method and is recorded at an estimated amount.

The Private Corporation’s president is Mark Baum, Mr. Baum is also the current president of PNG Ventures, Inc.

Note 6.      Common Stock.

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

During August 2007, the Company issued 2,000,000 shares of common stock pursuant to a conversion of a convertible note held by a shareholder in the amount of $50,000.  At the time of conversion an additional $50,000 was recognized as a financing conversion expense associated with the issuance.

During August 2007, the Company issued 40,000,000 shares of common stock pursuant to a share exchange agreement with a privately held Nevada corporation.

During August 2007, the Company had $70,000 of debt forgiven by a shareholder pursuant to a note amendment agreement.

Note 7.      Capital Structure

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Common stock, $0.001 par value; 50,000,000 shares authorized: 42,198,309 shares issued and outstanding.

Note 8.      Issuance Of Shares For Services – Stock Options.

The company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee's directors of the Company. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable. The Company has elected to account for the stock option plan in accordance with paragraph 30 of SFAS 123R where the compensation to employees should be recognized over the period(s) in which the related employee services are rendered. In accordance with paragraph 19 of SFAS 123R the fair value of a stock option granted is estimated using an option-pricing model. As of December 31, 2007 no stock options were outstanding.

Note 9.      Convertible Notes – Related Party

In March 2006, the Company completed a private placement of $240,000 in principal amount of its one year 8% Convertible Debentures (the "Debentures"). The Debentures are convertible at the option of the holder into the Company's common stock anytime before maturity on March 31, 2007.  The Company recorded a $240,000 discount, which represents the intrinsic value of the beneficial conversion feature at the date the Debentures were issued.  On March 31, 2007 the Debentures were not paid or converted, consequently setting them into a default status.

The holders of the Debentures have the right to convert their debentures plus accrued interest into shares of the Company's common stock at 50% of the average of the three lowest bid prices for the thirty consecutive trading days immediately preceding the date of conversion.

The intrinsic value of the beneficial conversion feature in the Debenture issuance is being amortized over the term of the Debentures, which is one year. The Company recorded $60,000 and $180,000 of accretion during the six months ended December 31, 2007 and the year ended December 31, 2006, respectively. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

The Debentures were redeemable by the Company, in whole or in part, at the Company's option, at the then outstanding principal amount of the Debentures.  Accrued interest under the Debentures shall be paid in cash at maturity.

On August 17, 2007, the Company entered into a note amendment agreement (the “Note Amendment Agreement”) with the holder of a Convertible Promissory Note (the “Note”) issued in the amount of $120,000. Pursuant to the Note Amendment Agreement, $70,000 of the principal amount of the Note was cancelled in exchange for an adjustment in the conversion price to $0.025 per share.  On August 20, 2007, pursuant to a notice of conversion, the holder of the Note converted the entire outstanding balance of the Note into 2,000,000 shares of the Company’s common stock.   The Company realized a beneficial conversion expense of $50,000 on the transaction when the conversion occurred.

Convertible Debentures
	For the year ended	For the year ended
	2007	2006
Face Amount	120,000	240,000
Less Discount	-	(60,000)
Net Amount	120,000	180,000

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

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

Item 8A(T).  Management’s Report on Internal Control Over Financial Reporting.

    Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

    Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  It also can be circumvented by collusion or improper management override.

    Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.

    The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on the COSO criteria, with the exception of the following:

•	There is a lack of segregation of duties relating to cash, receivables and safeguarding of assets.

•	Several of our procedures require additional documentation. It is our belief that those control procedures are being performed, however documentation of their execution is not available.

    The Company intends to take a number of corrective actions to address the above mentioned material weakness as promptly as practicable.

    During the year ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

As of April 14, 2008, our executive officers and directors, the positions held by them, and their ages are as follows:

Name                                                                    Age                      Position
Mark L. Baum                                                      35                         Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mark L. Baum, Esq., Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

Mr. Baum is our sole officer and director. In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California. Mr. Baum has more than 11 years experience in creating, financing and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions and asset divestitures.

We have no other employees.

Mr. Baum has not been involved in a legal proceeding within the past 5 years that would materially affect his integrity or his ability to act on behalf of our company.

Audit Committee.

We do not have an audit committee.  We do not have a financial expert serving on our board of directors.

Code of Ethics.

We have not have not adopted a code of ethics at this time.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended December 31, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10.  Executive Compensation.

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended December 31, 2007 and 2006.

	Annual Compensation				Long-Term Compensation
Common Shares
						Underlying	All
					Restricted	Options	Other
				Other Annual	Stock	Granted	Compen
Name and Position	Year	Salary	Bonus	Compensation	Awards ($)	(# Shares)	-sation

Mark L. Baum	2007	$120,000	-0-	-0-	-0-	------	-0-
Chairman, President,	2006	$120,000	-0-	-0-	-0-	------	-0-
Chief Executive Officer
Chief Financial Officer
and Secretary

Option Grants and Exercises.

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements.

Mr. Baum has an employment agreement with the Company.

Compensation of Directors.

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business.  From time to time we may engage certain members of the board of directors to perform services on our behalf.  In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 14, 2008 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

Name And Address	Number Of Shares Beneficially Owned	Percentage Owned

Mark L. Baum(1)	57,388	Less than 1%
BuglessBeds.com, Inc.(2)	40,000,000	94.79%
All directors and officers as a group	40,057,388	95%

                                (1)           The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011.
                                (2)           The address is 2038 Corte Del Nogal, Suite 110, Carlsbad, California 92011.

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

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13.  Exhibits.

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

3(ii)	Bylaws. (Attached as an exhibit to our Form 10-SB filed with the SEC on February 19, 2000 and incorporated herein by reference).

10.1	First Amended Convertible Promissory Note dated August 17, 2007. (Attached as an exhibit to our Form 8-K filed with the SEC on August 27, 2007).

10.2	Common Stock Share Exchange Agreement dated August 20, 2007. (Attached as an exhibit to our Form 8-K filed with the SEC on August 27. 2007).

23.1                      Consent of Chisholm, Bierwolf & Nilson, LLC.

31.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors.

Our Board of Directors selected Chisholm Bierwolf & Nilson, LLC of Bountiful, Utah, as our auditors for the year ended December 31, 2007.

Audit Fees.

               Chisholm Bierwolf & Nilson, LLC, billed us $4,000 in fees for our annual audit for the year ended December 31, 2007 and $1,500 in fees for the review of our quarterly financial statements for that year.

               Chisholm Bierwolf & Nilson, LLC, billed us $4,000 in fees for our annual audit for the year ended December 31, 2006 and $1,500 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees.

            We did not pay any fees to Chisholm Bierwolf & Nilson, LLC for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending December 31, 2007 and December 31, 2006.

Tax and All Other Fees.

We did not pay any fees to Chisholm Bierwolf & Nilson, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending December 31, 2007 and December 31, 2006.

Pre-Approval Policies and Procedures.

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by Chisholm Bierwolf & Nilson, LLC the estimated fees related to these services.

With respect to the audit of our financial statements as of December 31, 2007, and for the year then ended, none of the hours expended on Chisholm Bierwolf & Nilson, LLC’s engagement to audit those financial statements were attributed to work by persons other than Chisholm Bierwolf & Nilson, LLC’s full-time, permanent employees.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2008.

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

Signatures                                                     Title                                                                                                                                             Date

/s/ Mark L. Baum                                           Director, President, Chief Executive Officer,                                                                           April 14, 2008
Mark L. Baum                                                                  Financial Officer and Secretary