Form 10QSB
period 2008-03-31
PNG VENTURES INC
filed 2008-04-30
CIK 1016900

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[X]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
b

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

42,198,309 common shares outstanding, $0.001 par value, as of April 30, 2008

Transitional Small Business Disclosure Format:   No

PART I

ITEM 1.                                FINANCIAL STATEMENTS

PNG VENTURES, INC.

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to Financial Statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current assets
Cash	$0	0
Total current assets	0	0

Investment in related parties	4,987	4,987

TOTAL ASSETS	$4,987	4,987

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$43,183	40,783
Accrued liabilities	499,912	439,912
Accrued Interest on Notes Payable	19,200	30,062
Convertible notes payable - Related Party	120,000	120,000
Total current liabilities	682,295	630,757

TOTAL LIABILITIES	682,295	630,757

STOCKHOLDERS' DEFICIT
Common stock, 50,000,000 shares authorized, $0.001 par value
42,198,309 and 42,198,309 shares issued and outstanding.	42,198	42,198
Additional paid-in capital	1,295,306	1,295,306
Deficit accumulated during the development stage	(2,014,812)	(1,963,274)
TOTAL STOCKHOLDERS' DEFICIT	(677,307)	(625,769)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,987	4,987

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the period		From Inception
	Three months ended March 31,		June 23, 1995
	2008	2007	through March 31,
	(unaudited)		2008
Revenues
Sales	$-	$-	$5,000
Total revenues	-	-	5,000

Expenses
General and administrative	62,400	65,000	1,710,612
Total operating expenses	62,400	65,000	1,710,612

Loss from operations	(62,400)	(65,000)	(1,705,612)

Other income (expense)
Interest expense	(2,400)	(4,800)	(32,462)
Interest expense attributable
to BCF	-	(60,000)	(240,000)
Gain on extinguished debt	13,262		13,262
Conversion Expense
Financing	-	-	(50,000)

Total other income (expense)	10,862	(64,800)	(309,200)
Net Loss before Income Tax	(51,538)	(129,800)	(2,014,812)
Income Tax	-	-	-
			-
NET LOSS	$(51,538)	$(129,800)	$(2,014,812)

Basic and diluted loss
per common share	$(0.00)	$(0.65)	$(0.79)

Weighted average common
shares outstanding	42,198,309	198,309	2,538,557

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			From Inception
	For the period		June 23, 1995
	Three months ended March 31,		through
	2008	2007	March 31,
	(unaudited)		2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(51,538)	$(129,800)	(2,014,812)
Adjustments to reconcile net loss to net
cash used in operating activities:
Accretion of note discount	-	60,000	240,000
Conversion of accounts payable	-	-	240,000
Stock for services	-		62,500
Conversion of payables			39,982
Changes in investment asset			47,197
Conversion expense financing	-		50,000
Changes in operating assets and liabilities:
Decrease in Joint Venture working interest			177,789
Accounts payable and accrued expenses	62,400	65,000	811,777
Accounts payable - related party	-	-	4,712
Accrued Interest Payable	(10,862)	4,800	19,200

NET CASH USED IN OPERATING ACTIVITIES	$-	$-	(321,655)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for joint venture interest	-	—	(224,986)

NET CASH USED IN INVESTING ACTIVITIES	$-	$-	(224,986)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt financing	-	-	516,231
Proceeds from sale of common stock	-	-	30,410

NET CASH PROVIDED BY FINANCING ACTIVITIES	$-	$-	546,641

NET CHANGE IN CASH	-	-	-

CASH BALANCES
Beginning of period	-	-	-

End of period	$-	$-	-

SUPPLEMENTAL DISCLOSURE:
Interest paid	$-	$-	-
Income taxes paid	-	-	-

NON-CASH ACTIVITIES:

The accompanying notes are an integral part of these financial statements

PNG VENTURES, INC.
(A Development Stage Company)
Notes to the Financial Statements
For the quarterly period ended March 31, 2008

NOTE 1.        GENERAL

PNG Ventures, Inc. (the Company) has elected to omit substantially all footnotes to the financial statements for the three months ended March 31, 2008, since there have been no material changes (other than indicated in other footnotes) to the information previously reported by the Company in their Annual Report filed on the form 10 KSB for the twelve months ended December 31, 2007.

NOTE 2.        EQUITY TRANSACTIONS

None

NOTE 3.        UNAUDITED INFORMATION

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

RESULTS OF OPERATIONS

For the three month period ending March 31, 2008, we incurred a net loss of $51,538.

Operating expenses for the period ending March 31, 2008 amounted to $62,400. These expenses were from general and administrative expenses including accounting, legal and consulting fees associated with services rendered to the Company.

Total interest expenses for the period ending March 31, 2008 amounted to $2,400. These interest expenses were from notes issued during 2006.

For the three months ending March 31, 2008, we had total current assets of $0, total assets of $4,987, total current liabilities of $682,295 and total liabilities of $682,295.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $0 cash on hand.

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

None.

GOVERNMENTAL REGULATIONS

We do not anticipate significant delays in government approval to operate.

RESEARCH AND DEVELOPMENT

We currently do not conduct any research programs on our products or services.

EMPLOYEES

We currently have no full time employees.

ITEM 3.                      CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”) we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as March 31, 2008, being the date of our most recently completed fiscal quarter.  This evaluation was carried out under the supervision and with the participation of our Chief Executive and Chief Financial Officer.  Based upon that evaluation, our Chief Executive and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on April 30, 2008, by the undersigned, thereunto duly authorized.

PNG Ventures, Inc. /s/ Mark L. Baum By: Mark L. Baum Its: Chairman, CEO and CFO (Principal Accounting Officer)