Form 10-Q
period 2008-06-30
PNG VENTURES INC
filed 2008-08-19
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-29735

PNG VENTURES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	71-0915825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

5310 Harvest Hill Road, Suite 229
Dallas, TX 75230
(Address of principal executive offices)

760-804-8844
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

                        Large accelerated filer  ☐                 Accelerated filer ☐

      Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                            Yes ☐ No ☒

         As of July 31, 2008 there were 11,398,309 shares of common stock of the registrant outstanding.

PNG Ventures, Inc.

FORM 10-Q QUARTERLY REPORT

PART I FINANCIAL INFORMATION

Item 1.

       PART I FINANCIAL INFORMATION

PNG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands except share amounts)

	June 30, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$82	$—
Trade accounts receivable, net of allowances totaling $31 and $0	2,015	—
Inventory	259	—
Prepaid expenses and other current assets	4,345	—
Total Current Assets	6,701	—

Property, Plant and equipment, net of accumulated depreciation	34,000	—
Prepaid and other long term assets	1,888	5
Total Assets	$42,589	$5

Current Liabilities
Accounts payable and accrued expenses	$5,859	$511
Line of credit	1,236	—
Current portion of long term debt, net of discount of $81 and $0	4,919	—
Notes payable	846	—
Convertible promissory notes, net of discount $171 and $0	626	120
Total Current Liabilities	13,486	631

Long term debt, net of discount of $75 and $0	28,925	—
Total Long Term Liabilities	42,411	—

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Common stock, $.001 par value, 50,000,000 shares authorized, 11,398,309 shares issued and 8,798,309 shares outstanding, and 42,198,309 shares issued and outstanding as of December 31, 2007	11	42
Additional paid-in capital	1,652	1,295
Accumulated deficit	(1,485)	(1,963)
Total Stockholders’ Equity (Deficiency)	178	(626)

Total Liabilities and Stockholders’ Equity	$42,589	$5

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
Statements of Operations
(Unaudited)
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sales revenue	$—	$—	$—	$—
Cost of sales (exclusive of items shown separately below)	—	—	—	—
Gross profit	—	—	—	—

Compensation ,(including share based compensation)	—	—	—	—
Other selling, general and administrative	153	65	216	130
Depreciation and amortization	—		—	—
Net loss from operations	(153)	(65)	(216)	(130)

Other income (expense)
Interest expense	—	(5)	(2)	(70)
Other income – debt forgiveness	683	—	696	—
Total other income (expense)	683	(5)	694	(70
Net income (loss)	530	(70)	478	(200)

Net loss per common share
Basic	$.01	$(.35)	$.01	$(1.01)
Diluted	.01	(.35)	.01	(1.01
Weighted average shares
Basic	42,290	198,309	42,244	198,309
Diluted	42,890	198,309	42,844	198,309

See accompanying notes to consolidated financial statements

PNG  VENTURES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2008 and For The Year Ended December 31, 2007
(Unaudited)
(Amounts in 000’s)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Totals

Balance December 31, 2006	198	$1	$1,162	$(1,592)	$430
Shares issued for investment in related parties	40,000	40	(35)	—	5
Shares issued for converted debt	2,000	2	98	—	100
Net changes in discounts on convertible debts	—	—	70	—	70
Net loss	—	—	—	(371)	(371)
Balance December 31, 2007	42,198	$42	$1,295	$(1,963)	$(626)

Cancellation of shares	(41,780)	(42)	—	—	(42)
Shares issued related to acquisition	10,700	11	589	—	600
Shares issued for converted debt	280	—	28	—	28
Shares held in escrow	(2,600)	(3)	(257)		(260)
Net income	—	—	—	478	478
Balance June 30, 2008	8,798	$8	$1,652	$(1,485)	$178

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
                                                                                                                                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
(Amounts in 000’s)
	Six Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$478	$(200)
Adjustments to reconcile net loss to net cash used in operating activities:
Debt discount amortization	—	60
Changes in assets and liabilities:
Decrease (increase) in:
Prepaid and other current assets	(5)	—
Increase (decrease) in:
Note payable related party	(120)	—
Accounts payable and accrued expenses	(353)	140
Net cash provided by (used in) operating activities	—	—

Cash Flows From Investing Activities:
Acquisition cash of LNG business	82	—
Net cash provided by/ (used in) investing activities	82	—

Cash Flows From Financing Activities:
Net cash provided by/ (used in) financing activities	—	—

Net increase in cash	82	—
Cash and cash equivalents
Beginning of period	—	—
End of period	$82	$—

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1 — BASIS OF PRESENTATION

PNG Ventures, Inc. (“PNG” or the “Company” or “us” or “we”) was incorporated in the state of Nevada on September 23, 1995 as Telecommunications Technologies, Ltd.  On September 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (“TSMC”), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994. This business combination was treated as a reverse acquisition for accounting purposes.  On February 20, 1998, the Company changed its name to PNG Ventures, Inc. The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses.  The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation.  There is currently no activity under the terms of the joint venture agreement and the Company has determined that there is presently no current value nor any obligations related to the joint venture agreement.

 On June 30, 2008, the Company entered into the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”) from Earth Biofules, Inc.  New ELNG is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. With this acquisition the Company changed its primary business focus to liquefied natural gas production.  Before June 30, 2008, the Company was considered a blank check company.

 The Company  acquired New ELNG via a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”), as sellers,   pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 7,000,000 shares of the of common stock of the Company (“Exchange Shares”) to ELNG, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).   EBOF granted an irrevocable voting proxy to certain of their prior creditors regarding the 7,000,000 PNG shares.  Other share issuances related to the acquisition, included shares issued to creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 2.6 million shares issued and escrowed to extinguish certain other debts assumed in the acquisition. Total shares issued related to the acquisition were 10.7 million, and are described more fully in Note 8 below — NOTES PAYABLE, CONVERTIBLE DEBTS AND LINE OF CREDIT .

The assets and business which were acquired by us as a result of the Share Exchange include a Topock, Arizona liquid natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.  PNG has accounted for this acquisition under the Purchase accounting method.  The consolidated balance sheets for the Company’s LNG businesses have been consolidated, as an integral part of PNG, on June 30, 2008, the effective date of the acquisition.

Prior to the completion of the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF) that, together, comprise the   LNG business of PNG effective after the closing of the Share Exchange, resulting in the characterization of the transfer as an asset sale of EBOF’s subsidiary, for taxes purposes, enabling PNG and EBOF to take advantage of certain tax benefits, including a step up in basis to PNG.

The subsidiaries of New ELNG  include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock Arizona plant, Applied LNG Technologies USA, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Duel Fuels, Inc. (“Earth Leasing”).  Certain shares of non-voting  preferred stock of Earth Leasing are held by a third party.  Arizona LNG, Applied LNG, Fleet Star and Earth Leasing are sometimes collectively referred to herein as the “New ELNG Subsidiaries.”   Collectively, these entities comprise the LNG business acquired by PNG via the Exchange Agreement.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements and the supporting and supplemental material are the responsibility of the management of the Company.

Principles of Consolidation — The June 30, 2008 consolidated balance sheet and consolidated statement of changes in stockholders’ equity  include the accounts of PNG, New Earth LNG, Inc. and it’s wholly  owned subsidiaries, thereby reflecting the transactions related to the June 30, 2008 effective date of the Exchange Agreement. The consolidated statements of operations include only the accounts of PNG, without any operations of the LNG business., which was not acquired by PNG until June 30, 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the accompanying financial statements include the value of the goodwill asset. Actual results could differ from those estimates.

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions, which often exceed Federal Deposit Insurance Corporation (“FDIC”)-insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collect ability.   We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers.

Inventory — Inventories of fuel purchased and manufactured are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market. Inventories consist of liquefied natural gas.

Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Impairment of Long-Lived Assets  — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Revenue — Revenues consist principally of liquefied natural gas which is sold to end users and is recognized based on actual volumes of LNG sold.  Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered.  Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales —  Cost of sales consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — On a prospective basis, the Company expects to file a consolidated federal tax return.  Income taxes are expected to be allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting.  Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. There were no outstanding options and warrants and thus were not included in the computation of diluted loss per share.

Significant Concentrations — Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are either government or other credit-worthy entities.  We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area.

 NOTE 3 — INVENTORIES

Inventories consisted of finished goods inventory totaling approximately $259,000 and $0 as of June 30, 2008, and December 31, 2007, respectively.

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following at June 30, 2008, and were $5,000 as of December 31, 2007:

Description	Total (In thousand)
Prepaid expenses	$ 510
Deposits for raw materials	606
Escrow monies	1,307
Prepaid financing costs	3,810
Total	6.233
Less current portion	(4,345)
Long term prepaids and other assets	$ 1,888

NOTE 5 — PROPERTY, PLANT  AND EQUIPMENT

The Company had no property, plant and equipment as of December 31, 2007.  As of June 30, 2008, property, plant and equipment consisted principally of the assets related to the LNG business acquired in the Exchange Agreement as follows:

Description	Total (In Thousands)
LNG Production Facilities	$ 33,000,000
Fixtures and equipment	1,000,000
Total cost	34,000,000
Accumulated Depreciation	(0)
Net property, plant and equipment	$ 34,000,000

Depreciation expense for the six months ended June 30, 2008 was $0.

PNG’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG Production Facilities	15 Years

NOTE 6 — ACQUISITIONS

On June 30, 2008, PNG entered into and completed an acquisition pursuant to the Share Exchange Agreement with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary ELNG, as sellers,  pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 10,700,000 shares of the of common stock of the Company. The assets and business which were acquired by us as a result of the Share Exchange, include a Topock, Arizona liquid natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries.

This acquisition was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. The operating statements of the Company for purchase method combinations report combined results only for the period subsequent to the combination.

The following is a condensed balance sheet disclosing the actual carrying values of the LNG business assets and liabilities at the acquisition date (amounts in thousands).

ASSETS
Cash and cash equivalents		$82
Accounts receivable		2,015
Inventory		259
Prepaid and other assets		4,345
Total current assets		6,701
Property, plant and equipment		34,000
Other long-term assets		1,888
Total Assets		$42,589

LIABILITIES AND MEMBERS EQUITY
Accounts payable		$5,907
Line of credit		1,236
Notes payable		846
Total current liabilities		7,989
Term debt facilities		34,000
Total Liabilities		41,989
Members’ equity		600
Total Liabilities and Members’ Equity	$$	42,589

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2008, the beginning of the Company’s current fiscal year (amounts in 000’s).

		Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Net income, as reported	$aaaa	478	$(200)
Additional estimated net loss (prior to acquisition date)		(4,015)	(2,220)

Pro-forma net loss		(3,537)	$(2,420)

Weighted average shares outstanding		42,244	198
Adjustment to reflect common stock issued related to acquisition		10,700	35

Pro-forma weighted average shares outstanding		52,944	233

Loss per share, as reported		(.01)	$(1.01)

Pro-forma loss per share		(.06)	$(10.38)

NOTE 7 — AFFILIATE TRANSACTIONS

An affiliate of EBOF provides shipping services to various LNG customers. As of June 30, 2008, the Company had a deposit with this affiliate totaling $450,000.  This amount is included in prepaid and other long-term assets. PNG’s subsidiaries also have indebtedness  due this affiliate vendor totaling $845,555 as of June 30, 2008.  This indebtedness is more fully described below.  This affiliate also ownes certain preferred stock of our indirect Earth Leasing subsidiary.

Various shareholders and officers have advanced funds to the Company as needed from time to time to fund its operations.  In March of 2006, the Company was advanced $240,000 by two related parties ($120,000 was advanced by each party).  These advancements were recorded as convertible debentures with a discount amount of $240,000 to be amortized over one year.  In August of 2007, the Company entered into a note amendment agreement with one of the related parties. As part of the note amendment, $70,000 of debt was forgiven in accordance with APB 26 paragraph 20 and a new conversion price was issued for the remaining $50,000.  Immediately thereafter, the remaining $50,000 was converted into common shares at a new conversion price of $0.025 per share.  As of December 31, 2007, $120,000 was due to the one remaining related party.  Subsequent to the Share Exchange, the remaining note payable was forgiven and cancelled, and the corresponding debt forgiven income is included in other income in the Consolidated Statement of Operations. The issuance, valuation, and conversion of these convertible debentures are more fully described below.

NOTE 8 — NOTES PAYABLE, CONVERTIBLE DEBTS AND LINE OF CREDIT

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and/or New ELNG entered into the following financing related agreements prior to or at the time of closing:

Pursuant to an Amended Credit Agreement, and in reference to the original Credit Agreement, dated as of February 28, 2007, that was amended and restated, PNG replaced EBOF as “Parent,” New ELNG replaced ELNG as “Borrower,” the New ELNG Subsidiaries continued as “Loan Parties” and the terms and conditions of the Original Credit Agreement were amended and restated in various respects, including:

•
to increase the amount of the credit facility to $34,000,000, all (except approximately $1,998,000 held in a certain reserve account) of which  was disbursed as of June 26, 2008 and utilized to refinance the principal balance of $26,700,000 owing under the Original Credit Agreement and otherwise to pay various fees, interest, vendor and insurance payables and legal, due diligence and other closing-related expenses;

•	to extend the “Maturity Date” for the repayment of all amounts owing thereunder until June 26, 2010;

•	to modify the interest rate to the one month reserve-adjusted LIBOR rate (but not less than 2.5% per annum) plus the “Applicable Margin” of 7.25% per annum, such interest to be payable monthly;

•
to provide for certain mandatory prepayments of principal in connection with (i) net cash proceeds arising out of certain securities issuances or similar transactions involving the sale or exchange of equity securities, and based upon levels of “Excess Cash Flow,” as defined and  determined on a quarterly basis; and

•
to adjust certain financial covenants requirements, based upon (i) a “Fixed Charge Coverage Ratio,” as defined, determined on a quarterly basis, (ii) “EBITDA,” as defined, determined on a quarterly basis and (iii) limitations on “Capital Expenditures,” as defined.

In connection with the Amended Credit Agreement, the Company also entered into a Master Rights Agreement with its secured lenders.  As part of this agreement, 1,100,000 shares were issued to such lenders as additional consideration for the amended credit agreement.  This agreement also grants lenders certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and  certain additional shares that may be issued in the future, as described below.  The value of the shares issued pursuant to the Amended Credit Agreement were recorded as a discount to the note based on relative fair values in the amount of $156,796. As of June 30, 2008, there was no amortization of the discount.

 The following table sets forth our future long term debt payment obligations as of June 30, 2008:

Debt Outstanding
at June 30, 2008
1 year or less	$5,000
2 years	0
3 years	29,000
4 years	0
5 years	0
Thereafter	0

Total future payments	$34,000

Line of Credit

In March 2008, the Company secured a revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables.  This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of prime plus 2%   plus additional fees as defined in the credit documents.  As of June 30, 2008, the outstanding balance related to the line of credit was $1,236,000.

Convertible Debt

In connection with the anticipated Share Exchange, on June 3, 2008, a $626,250 convertible promissory note “Black Forest Note” was issued by the Company to Black Forest Fund (“BFI”).  This was a result of the assumption of an EBOF debt to Black Forest, related to redemption provisions of certain of EBOF’s Preferred Stock issuances. The note in convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note, or an effective conversion price of  $.83. Interest accrues at 12% and is payable monthly.  The note is due upon demand.

 In connection with the $626,250 Black Forest Note, each of New ELNG, and its direct and indirect subsidiaries entered into a Guaranty Agreement, dated as of June 26, 2008, in favor of Black Forest, pursuant to which each of guaranteed the payment when due of all obligations owing by PNG to Black Forest under the Black Forest Note. PNG, and the New ELNG Subsidiaries also entered into a General Security Agreement, dated as of June 26, 2008, in favor of Black Forest pursuant to which, as security for all obligations of each Debtor to Black Forest, (a) each of them, other than PNG, granted to Black Forest a continuing, absolute and unconditional security interest in all of its personal property and fixtures and (b) PNG granted to Black Forest a continuing, absolute and unconditional security interest in all of the membership interests of New ELNG owned by PNG.

In connection with the above, a 12% Subordinated Convertible Promissory Note totaling $171,000 was issued to EBOF. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009.  The note is convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares. In addition, EBOF also assigned to certain Releasing Creditors a partial interest in the $171,000 note with respect to an aggregate of $67,500 of the principal amount on June 26, 2008 pursuant to certain EBOF Settlement Exchange Agreements, At the date of original issuance, the Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $0 for the six months ended June 30, 2008.

Demand Note

An aggregate of 1,250,000 shares of PNG Common Stock are reserved for issuance to certain affiliated entities whom provide shipping services for the LNG business, referred to herein as “the Kelley Group”, whom were also previously affiliated with Earth LNG, in exchange for a Consent, Release and Debt Discharge Agreement in such form as agreed to by PNG and the Kelley Group, and as consideration for the issuance to PNG of an option or other right to purchase a 20% interest in a third party with a new LNG liquefier and property and delivery contracts in South America. The shares will only be released upon finalization of, and execution and delivery of, a final Kelley Release satisfactory to the Company, and a remaining 250,000 shares will be issued upon completion of the option transaction. As of the date hereof, the Kelley Release has not been entered into, and no assurance can be made that the Company will enter into a transaction with the Kelley Group relating to the South American liquefier project. Until such time as final agreements are entered into, the company has recorded a note payable to the Kelley group totaling $845,555 relating to the liabilities of the acquired LNG Business.

NOTE 9 — INCOME TAXES

No provision for income taxes has been recorded due to net operating loss carryforwards totaling approximately $1,335,000 that will be offset against future taxable income.  These NOL carryforwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforward will expire unused.
Components of deferred tax assets and the valuation account are as follows at June 30, 2008 and December 31, 2007:

Deferred tax assets	2008	2007
NOL carryforward	431,000	650,513
Valuation allowance	(431,000)	(650,513)
Total	-	-

The valuation allowance for deferred tax assets decreased by approximately $220,000 during the six months ended June30, 2008.

NOTE 10—STOCKHOLDERS’ EQUITY

There were conversion options for 0 shares outstanding as of year end December 31, 2007, and 2,656,325 as of June 30, 2008. There was an additional 2,350,000 shares that are potentially issuable pursuant to various agreements described above, resulting in total potential dilutive common shares of 5,006,325 as of June 30, 2008. The potential dilutive common shares outstanding during the year were included in the computation of diluted earnings on the Consolidated Statement of Operations. There were no outstanding options and warrants.

Potential dilutive common shares outstanding during the year are summarized as follows for the six months ended June 30, 2008.

	Exercise		Number
Description	Price		Of Shares

June 3, 2008 convertible debt totaling $626,250		$0.83	756,325	(1)
June 5, 2008 convertible debt totaling $171,000		$0.09	1,900,000	(1)
Total convertible shares			2,656,325
Potential Debt Discharge Agreement totaling $845,555	$	N/A	1,000,000
Potential option contract to purchase interest in investment		N/A	250,000
Potential issuance related to Master Rights Agreement	$	N/A	1,100,000

Total potential dilutive common shares			5,006,325

(1)  Pursuant to a settlement agreement that resulted in the issuance of these convertible notes in June 2008, the 1,900,000 shares and 700,000 shares of the 756,325 shares are in escrow, pending issuance of such shares if and when the conversion option imbedded in each of these convertible instrument(s) is actually exercised.  Accordingly, a total of 2,600,000 shares are considered issued, but not outstanding as of June 30, 2008.

NOTE 11—SUBSEQUENT EVENT

The Company executed a major customer contract in July 2008, which requires that the Company deliver LNG at a fixed price through June, 2009.  A substantial increase in natural gas prices could render this uncertainties contract uneconomic.  In addition, the Company is not hedged against this risk. Revenues from this contract may contribute as much as 40% of the company’s revenues during the next 12 months ended June 30, 2009.  As a result, the Company will have concentration of credit risk associated with this account.

ITEM 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and all other reports filed by PNG Ventures, Inc , a  Nevada corporation (“PNG”), from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of PNG as well as estimates and assumptions made by PNG management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to PNG or its management, identify forward looking statements. Such statements reflect the current view of PNG and with respect to future events and are subject to risks, assumptions and other factors relating to PNG, its ability to raise capital, its ability to market to biodegradable diesel fuel and other risk factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Although PNG believes that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, management does not intend to update any of the forward-looking statements to conform these statements to actual results.

The following discussion and analysis should be read in conjunction with PNG’s Financial Statements, together with the notes to those statements, included in Item  I of this Quarterly Report on Form  10-Q, as well as PNG’s report on Form 10 KSB for its year ended December 31, 2007.  In addition, as a result of the Exchange Agreement and related transactions, the Company filed a report of Form 8-K (as amended) dated June 30, 2008, reporting the entry into several material definitive agreements related to the acquisition of the LNG business.  This report on Form 8-K is incorporated herein by reference.  The following discussion and analysis should also be read in conjunction with said report.

Overview

On June 30, 2008, PNG Ventures Inc., a Nevada corporation (“PNG” or the “Company” or “us” or “we”) entered into and completed an acquisition pursuant  to a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”), as sellers, and its wholly owned subsidiary, New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 7,000,000 shares of the of common stock of the Company (“Exchange Shares”) to ELNG, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).   The assets and business which were acquired by us as a result of the Share Exchange, include a Topock, Arizona liquid natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.

As a result of the Exchange Agreement, (i) New ELNG became a wholly-owned subsidiary of the PNG and (ii) PNG succeeded to the Arizona based liquid natural gas operations, which is currently its sole business.  PNG accounted for the acquisition of the LNG business as a purchase. Prior to the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF); that, together, comprise the west coast liquefied natural gas (“LNG”) business ("LNG Business") of PNG effective after the closing of the Share Exchange.

In all, the subsidiaries of New ELNG, which are now owned by us as a result of the Share Exchange, include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock Arizona plant, Applied LNG Technologies USA, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Duel Fuels, Inc. (“Earth Leasing”). Arizona LNG, Applied LNG, Fleet Star and Earth Leasing are sometimes collectively referred to herein as the “New ELNG Subsidiaries.”  The primary asset of the Company is a liquefied natural gas (LNG) processing facility and related equipment located in Topock, Arizona.

Prior to the acquisition of New ELNG, PNG had no revenues and was a blank check company.

Our LNG Business

Prospectively, the LNG business will provide future revenues primarily from sales of liquefied natural gas that is produced at our LNG production facility in Topock, AZ. The plant has a maximum capacity of 86,000 gallons per day, and is strategically located in close proximity to our primary metropolitan markets in Arizona and along the west coast to minimize transportation costs. Most LNG used in the Western United States is used as transportation fuel for heavy-duty vehicles such as waste collection trucks, transit buses and class-8 delivery trucks. Demand is primarily concentrated in Phoenix and southern California, with additional demand elsewhere in California, Arizona, Nevada and Northern Mexico.

Natural gas is one of the cleanest burning fossil fuels. It produces less emissions and pollutants than either coal or oil. LNG is produced when natural gas is condensed into a liquid at near atmospheric pressure by cooling it to approximately -259o C. Prior to liquefaction, raw gas must be treated to remove water, hydrogen sulfide, carbon dioxide, nitrogen and other impurities commonly found in gas. LNG typically contains more than 95 per cent methane and is an odorless, colorless, non-corrosive and non-toxic liquid. Prior to its use, LNG is converted back into gas by a simple vaporization process at which point it is suitable for use as a fuel for vehicles, electric generators or other industrial users. Since LNG occupies only a fraction of the volume of natural gas, it is more economical to transport across large distances and can be stored in larger quantities. To date, we believe that, the absence of adequate infrastructure, in terms of production, distribution, storage and dispensing, has impeded the growth of the LNG-powered vehicle fuel market.  However, demand for natural gas has expanded significantly in the last decade in the U.S. making it the making it one of the highest growth alternative fuels for heavy-duty vehicles in the U.S. in terms of consumption.  We believe that this demand will increase even further given the increase in fuel prices and environmental concerns relating to fossil fuels.

Management believes that the LNG Business has substantial merit. The LNG plant has produced revenues over the past two years in excess of $50 million, and has operated for over ten years by previous owners.  This plant is one of the largest producers and wholesalers of vehicle-quality liquid natural gas in the United States, and is one of only four production facilities in the country that produces clean liquid natural gas. We offer turnkey fuel solutions, and lease storage, fuel dispensing equipment and fuel loading facilities to customers. The LNG markets include transportation alternative fuel for transit systems, seaports, local delivery fleets and locomotive switch engines. This gas also has industrial and agricultural applications.

Existing LNG Supply/Sources

LNG currently is supplied to the California, Arizona, Nevada and Northern Mexico markets primarily by four (4) LNG plants (including our own):

•	PNG’s Needle Mountain Plant, hereafter owned and operated by us as a result of our acquisition of New ELNG, located near Topock, Arizona, with a capacity of 30 MMgpa (86,000 gpd).
•	Ignacio Plant, owned and operated by Williams Company (with an exclusive supply contract with Clean Energy) located near Durango, CO: capacity 21 MMgpa (60,000 gpd).

•	Shute Creek Plant, owned and operated by ExxonMobil, located near Evanston, WY: capacity 21 MMgpa (60,000 gpd). This plant supplies to Lower Valley Energy, New ELNG and Clean Energy.
•
Pickens plant, owned and operated by Clean Energy, located near Willis, TX: capacity 35 MMgpa (100,000 gpd). The plant supplies to California, Arizona, Nevada and Northern Mexico only in event of emergency or shortfall.

Of this total production capacity, the capacity suitable for vehicle-grade production includes Needle Mountain, Ignacio and about 7 MMgpa of the Shute Creek capacity.  In winter, much of the Shute Creek capacity is consumed by a local gas utility. The Pickens plant is too far from the region to be a viable long term supplier. Therefore, the current vehicle-grade supply is approximately 60 million gallons annually, closely matching our estimate of 2007 demand.

Future LNG Supply

Clean Energy has started construction of a new LNG plant near the U. S. Borax mine at Boron, California, about 100 miles from downtown Los Angeles and 135 miles from the Ports of Los Angeles and Long Beach. This plant will have an initial production capacity of 56 MMgpa, (160,000 gpd) and, according to Clean Energy, should be commissioned in late 2008. The plant will utilize two (2) production trains with nitrogen-cycle refrigeration and electric-drive recycle compressors. Storage capacity will be 1.5 million gallons. Clean Energy has announced that it plans to add a third production train (28 MMgpa – 80,000 gpd) when demand dictates.

Current Debt Obligations

As a condition to closing of the Exchange Agreement, and among other conditions and closing deliveries, PNG and/or New ELNG entered into the following financing related agreements prior to or at the time of closing:

Pursuant to an Amended Credit Agreement, and in  reference to the original Credit Agreement, dated as of February 28, 2007, that was amended and restated, PNG replaced EBOF as “Parent,” New ELNG replaced ELNG as “Borrower,” the New ELNG Subsidiaries continued as “Loan Parties” and the terms and conditions of the Original Credit Agreement were amended and restated in various respects, including:

•
to increase the amount of the credit facility to $34,000,000, all (except approximately $1,998,000 held in a certain reserve account) of which  was disbursed as of June 26, 2008 and utilized to refinance the principal balance of $26,700,000 owing under the Original Credit Agreement and otherwise to pay various fees, interest, vendor and insurance payables and legal, due diligence and other closing-related expenses;

•	to extend the “Maturity Date” for the repayment of all amounts owing thereunder until June 26, 2010;

•	to modify the interest rate to the one month reserve-adjusted LIBOR rate (but not less than 2.5% per annum) plus the “Applicable Margin” of 7.25% per annum, such interest to be payable monthly;

•
to provide for certain mandatory prepayments of principal in connection with (i) net cash proceeds arising out of certain securities issuances or similar transactions involving the sale or exchange of equity securities, and based upon levels of “Excess Cash Flow,” as defined and  determined on a quarterly basis; and

•
to adjust certain financial covenants requirements, based upon (i) a “Fixed Charge Coverage Ratio,” as defined, determined on a quarterly basis, (ii) “EBITDA,” as defined, determined on a quarterly basis and (iii) limitations on “Capital Expenditures,” as defined.

Additionally, under this agreement we are required to make a determination of the actual trading value of the shares of Common Stock of the Company to ascertain if the price will exceed $10 by a price determination date. No assurance can be made that the Assumed Value of our stock price will exceed the $10 by the price determination date, which could result in dilutive issuance of up to 1,100,000 additional shares.  This agreement is referred to herein as the “Master Rights Agreement”.  The “Price Determination Date” as used herein, means the date that is the earliest to occur of (i) the closing of a Securities Offering, referred to as the PIPE,for $7.5 million (of which $5million is to be used to pay down the credit facility), (ii) the date that the indebtedness under the Amended Credit Agreement is reduced to $30,000,000 or less, iii) December 26, 2008, and (iv) the date that a Registration Statement with respect to the Shares is declared effective. As of June 30, 2008, there was no liability incurred related to these shares.

In connection with the Amended Credit Agreement 1,100,000 shares were issued upon the execution of the agreements. In addition, a Registration Rights Agreement with these creditors requires us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and those issuable under the Master Rights Agreement. The value of the shares issued pursuant to the Amended Credit Agreement were recorded as a discount to the note based on relative fair values in the amount of $2,066,298. As of June 30, 2008, there was no amortization of the discount.

Line of Credit

In addition, a pre-existing creditor under a $2.5 million line with ELNG, secured by a senior lien on all receivables  took a replacement Guaranty from PNG and New ELNG and entered  into a separate intercreditor agreement with the above debtor.

Convertible Debt issued to EBOF and BFI Pursuant to Settlement Agreement and Amended Court Order

In connection with the settlement of a litigation between the Company and EBOF and an Amended Court Order and Settlement Agreement  on June 3, 2008, a $626,250 convertible promissory note “Black Forest Note” was issued by the Company to Black Forest Fund (“BFI”).  This was a result of the assumption of an EBOF debt to Black Forest, related to redemption provisions of certain of EBOF’s Preferred Stock issuances. The note in convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note, or an effective conversion price of  $.83. Interest accrues at 12% and is payable monthly.  The note is due upon demand.

On June 26, 2008,  each of New ELNG, and its direct and indirect subsidiaries entered into a Guaranty Agreement, dated as of June 26, 2008, in favor of Black Forest, pursuant to which each of guaranteed the payment when due of all obligations owing by PNG to Black Forest under the Black Forest Note.  PNG, and the New ELNG Subsidiaries also entered into a General Security Agreement, dated as of June 26, 2008, in favor of Black Forest pursuant to which, as security for all obligations of each Debtor to Black Forest, (a) each of them, other than PNG, granted to Black Forest a continuing, absolute and unconditional security interest in all of its personal property and fixtures and (b) PNG granted to Black Forest a continuing, absolute and unconditional security interest in all of the membership interests of New ELNG owned by PNG.

In connection with the above dispute, a 12% Subordinated Convertible Promissory Note totaling $171,000 was issued to EBOF. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009.  The note is convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares. In addition, EBOF also assigned to certain Releasing Creditors a partial interest in the $171,000 note with respect to an aggregate of $67,500 of the principal amount on June 26, 2008 pursuant to certain EBOF Settlement Exchange Agreements, At the date of original issuance, the Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $0 for the six months ended June 30, 2008.
Demand Note

An aggregate of 1,250,000 shares of PNG Common Stock are reserved for issuance to certain affiliated entities whom provide shipping services for the LNG business, referred to herein as “the Kelley Group”, whom were also previously affiliated with Earth LNG, which shares were originally to be issued in exchange for a Consent, Release and Debt Discharge Agreement in such form as agreed to by PNG and the Kelley Group, and as consideration for the issuance to PNG of an option or other right to purchase a 20% interest in a third party with a new LNG liquefier and property and delivery contracts in South America. The shares will only be released upon finalization of, and execution and delivery of, a final release from the Kelley Group satisfactory to the Company, and a remaining 250,000 shares will be issued upon completion of the option transaction. As of the date hereof, the Kelley Release has not been entered into, and no assurance can be made that the Company will enter into a transaction with the Kelley Group relating to the South American liquefier project. Until such time as final agreements are entered into, the company has recorded a note payable to the Kelley group totaling $845,555, for the assumption of prior entity debts.

Other Notes Payable

Various shareholders and officers have advanced funds to the Company as needed.  In March of 2006, the Company was advanced $240,000 by two related parties, $120,000 was advanced by each party.  These advancements were recorded as convertible debentures with a discount amount of $240,000 to be amortized over one year.  In August of 2007, the Company entered into a note amendment agreement with one of the related parties, as part of the note amendment $70,000 of debt was forgiven in accordance with APB 26 paragraph 20 and a new conversion price was issued for the remaining 50,000.  Immediately following the note amendment the remaining $50,000 was converted into common shares at a new conversion price of $0.025 per share.  As of December 31, 2007, $120,000 was due to related parties.  Subsequent to the Share Exchange, the remaining note payable was forgiven by the affiliates, and is included in other income in the Consolidating Statement of Operations. In connection with this note 41,780,000 related shares were cancelled.

The intrinsic value of the beneficial conversion feature in the Debenture issuance is being amortized over the term of the Debentures, which is one year. The Company recorded $60,000 of accretion during the six months ended December 31, 2007. This cost is included as a component of interest expense in the accompanying statement of operations and includes the accelerated amortization of the beneficial conversion feature for the converted debentures.

In addition to the foregoing,  BCGU, LLC (“BCGU”) a previous creditor to PNG, was issued 280,000 shares of PNG Common Stock (the “BCGU Shares”) in exchange for full release of claims totaling $28,614 as of March 31, 2008, and for other considerations.

The following table sets forth our future long term debt payment obligations as of June 30, 2008:

Debt Outstanding
at June 30, 2008
1 year or less	$5,000
2 years	0
3 years	29,000
4 years	0
5 years	0
Thereafter	0

Total future payments	$34,000

Results of Operations—PNG Ventures, Inc.

Comparison of Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

During both periods, the Company was a blank check company and had minimal operations. For the three month period ending June 30, 2008, we had net income of approximately $679,000, related primarily to prior debt forgiveness, compared to a net loss of approximately $70,000 during the comparable period of the prior year.  Revenues were $0 for both periods.

Operating expenses for the three month period ending June 30, 2008 amounted to approximately $4,000, compared to operating expenses of approximately $65,000 during the comparable period of the prior year. These expenses were from general and administrative expenses including accounting, legal and consulting fees associated with services rendered to the Company.

Results of Operations from June 26, 2008 to June 30, 2008

The three day transition period of the Company from June 26, 2008 (date of which certain assets and certain liabilities were transferred to New ELNG) to June 30, 2008 (date of Share Exchange) is not material to the consolidated financial statements as a whole. During this period, New ELNG had net losses of approximately $56,000 relating primarily to interest expense.

Results of Operations—The LNG Business (Earth LNG and predecessor subsidiaries)

The following information discusses the results of operations for Earth LNG, the prior owner of the LNG business until such business was acquired by PNG effective June 30, 2008.  This information is included for information purposes only in order to assist in the understanding of the recent operating history of the LNG business. These results were not acquired by PNG as only certain assets and liabilities were contributed to New ELNG, just prior to the Share Exchange.

The following table sets forth selected data for the period indicated. All information is derived from the consolidated statements of operations of Earth LNG, Inc. The information is only a summary and should be read in conjunction with the historical consolidated financial statements and related notes thereto, as filed with the prior parent Earth Biofuels, Inc.

	Six Months Ended
	June 30,
	2008	2007
Operations:
Sales revenue	14,804	12,512
Cost of sales	13,259	11,100
Gross profit	1,545	217
Compensation	531	513
Other selling, general and administrative	1,318	1,071
Net income (loss) from operations	(878))	(975)
Interest expense	3,147	1,402
Net income (loss)	(4,015)	(2,220)

Overview.   The Company’s operations are heavily influenced by at least two critical elements.  First, maintaining operations of the Topock LNG production plant at near capacity is a major key toward the realization of positive cash flow.  Production capacity averaged 73.5% and 71%, respectively during the six month periods ended June 30, 2008 and 2007.  The Company believes that operations near 90% capacity is a reasonable operating objective, and a level that should produce positive operating results.  During the six month period ended June 30, 2007, the company was unable to operate at higher levels of production capacity due to a lack of customer demand.  For the comparable period of 2008, customer demand was adequate to meet much higher production capacity; however, the Company was unable to sustain higher levels due to a general lack of working capital required to purchase natural gas supplies for plant baseload.

The other major element involves procurement of natural gas supplies on a price competitive basis that matches the Company’s supply contracts with its customers.  Virtually all of the Company’s customer contracts include pricing provisions that reset the sales price to a natural gas index  determined at the first of each month.  Ideally, the Company matches its sales contracts with purchase commitments locked to the same or a similar gas price index, to the end that the Company’s margins are “locked in” for the current month on or about the first day of the month.  In order to secure these purchase commitments, gas suppliers typically require substantial prepayments, or other terms that require the company to commit large amounts of working capital.  During the six month period ended June 30, 2008, the Company was unable to consistently secure such purchase commitments due to its general lack of liquidity.   As a result, many of the Company gas purchases were made at spot prices.  Natural gas spot prices trended up during this period, exposing the Company to substantial procurement risk and deteriorating margins, thereby exacerbating results of operations during this period.

Revenue.   Total revenue for the six months ended 2008 increased $2.3 million, or 18%, to approximately $14.8 million from approximately $12.5 million in 2007. The increase in total revenue is in part due to a 3% increase in the volume of sales,   However, most of the increase was due to higher per unit sales prices related principally to an increase in the average price of natural gas.

Cost of Sales.    The types of expenses included in the cost of sales line item include the cost of raw materials, inbound freight charges, purchasing and receiving costs, terminal fees for storage and loading. ELNG’s cost of sales excludes depreciation, amortization and compensation related to the production of LNG. Cost of sales for the  six months 2008 increased $2.3 million, or 21%, to approximately $13.3 million from approximately $11.1 million for 2007. ELNG’s cost of goods sold is mainly affected by the cost of natural gas prices, and volumes sold.  Generally, natural gas prices were higher in the 2008 period; however, much of the increase in 2008 can be attributed to the Company’s inability to secure gas supplies other than in the spot market, due to the lack of working capital.  In addition, during most of the six month period ended June 30, 2008, the Company had a “swap” agreement in place with its former parent company, whereby the former parent agreed to assume the risk or benefit of securing gas supplies at spot prices, and guaranteeing a fixed monthly price to the company.  Since gas prices were generally trending up during this period, the former parent sustained loss as a result of the Swap agreement.  Had this agreement not been in place, the Company would have recorded additional cost of sales related to gas procurements during the six months ended June 30, 2008 of $15.2 million.

Other Operating Expenses.  The types of expenses included in other operating expenses include office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses for the six months ended 2008 increased approximately $247,000 from approximately $1.1 million for the same period in 2007. The 2007 costs increase consists primarily of increased repairs and maintenance.

Interest Expenses.  Interest expenses for the six months ended 2008 increased approximately $1.7 million from the same period in 2007, due to the obtaining of additional term debt facilities in late 2008..

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of June 30, 2008, the Company's liquidity and capital resources included cash and cash equivalents of $82,000.

In conjunction with the acquisition of the LNG business, PNG assumed substantial obligations of the LNG business, including the $34 million Amended and Restated Credit Facility,  and the line of credit, as well as other debts described in the Notes to the financial statements, and trade payable accounts of the LNG business.  As of June 30, 2008, the Company had a negative working capital of approximately $5.9 million, and substantial future interest and principal payments related to its Credit facilities and other structured debts.  As a result, the Company expects to seek additional equity capital in order to reduce its overall debt and strengthen its financial condition.  While management believes that the company can continue as a going concern, there is no assurance that attempts to secure additional equity financing will be successful, nor that the Company can continue as a going concern.

The Company believes that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our new senior secured credit facility are marginally sufficient to finance the requirements of our business; and anticipates future debt and/or equity financings during future periods.   The Company will need additional capital to continue its business plan and bring its facility in Arizona to full capacity.  Management also intends to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities.  Increasing production capacity will require the company to expand is marketing efforts, as well as its current area of geographic operations.  This growth strategy will require additional equity capital to fund both capital and operating requirements.   While management believes that equity capital to fund growth may be available, there is no assurance that such capital can be secured.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the natural gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our natural gas properties and prices of natural gas on the commodities markets (which could impact the amount of financing available to us) and/or the loss of key management.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital.  If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

The success of our operations and business growth and expansion strategy depends upon our ability to raise additional equity and debt financing and our ability to generate sufficient cash flow from operations. We expect to continue to devote capital resources to fund our business plan. In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two. Our operating performance and ability to raise additional financing depends on many factors beyond our control, including the prevailing economic conditions, state of the capital markets, the market price of our common stock and other risks and uncertainties including the prices of natural gas and our dependence on key suppliers and adverse changes in governmental incentives and governmental regulation. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. We might finance the expansion of our business with additional indebtedness or by issuing additional equity securities. The amount of any additional indebtedness could be substantial. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service our debt, or associated with issuing additional stock, such as dilution of ownership and earnings. An increase in our debt would decrease the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner, or at all. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to continue operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs.  We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, and requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements and related footnotes.

Management bases its estimates and assumptions on historical experience, observance of industry trends and various other sources of information and factors. Estimates are based on information available as of the date of the financial statements and, accordingly, actual results could differ from these estimates, sometimes materially. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions. The most critical accounting policies and estimates are described below.

Principles of Consolidation — The June 30, 2008 consolidated balance sheet and consolidated statement of changes in stockholders’ equity  include the accounts of PNG, New Earth LNG, Inc. and it’s wholly  owned subsidiaries, thereby reflecting the transactions related to the June 30, 2008 effective date of the Exchange Agreement. The consolidated statements of operations include only the accounts of PNG, without any operations of the LNG business., which was not acquired by PNG until June 30, 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the accompanying financial statements include the value of the goodwill asset. Actual results could differ from those estimates.

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions, which often exceed Federal Deposit Insurance Corporation (“FDIC”)-insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collect ability.   We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers.

Inventory — Inventories of fuel purchased and manufactured are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market. Inventories consist of liquefied natural gas.

Property, Plant and Equipment — Property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Impairment of Long-Lived Assets  — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Revenue — Revenues consist principally of liquefied natural gas which is sold to end users and is recognized based on actual volumes of LNG sold.  Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered.  Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales —  Cost of sales consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — On a prospective basis, the Company expects to file a consolidated federal tax return.  Income taxes are expected to be allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting.  Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator).  Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. There were no outstanding options and warrants and thus were not included in the computation of diluted loss per share.

Significant Concentrations — Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are government entities.  We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area.

Off-Balance Sheet Arrangements

PNG does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recent Events

The Company has been served with a summons and complaint in an action commenced against it by Clean Energy, a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleges that the Company breached its written agreement to supply Liquid Methane Gas (LMG) and is seeking damages and an injunction compelling the Company to abide its contractual obligations. At the same time Clean Energy filed the action, it also moved for issuance of a preliminary injunction. The Company has answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys' fees it will incur in defending the action. The Company also filed opposition to the motion for a preliminary injunction. A hearing on the motion was held on August 4, 2008 and the Court has not yet issued a ruling. While the Company believes that the claims are without merit and has asserted a number of defenses and affirmative defenses, no assurance can be made that the Company will be successful in defending this lawsuit. An adverse ruling could have an adverse effect on the company.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to financial market risks primarily related to changes in interest rates, principally related to certain debts as described in the notes to the financial statements contained herein.   Virtually all interest rate calculations related to such debts will fluctuate as major interest indices (Libor, prime, etc.) change.

The Company has some exposure to a large increase in domestic natural gas prices.  One major customer contract requires that the Company deliver LNG at a fixed price through June, 2009.  A substantial increase in natural gas prices could render this contract uneconomic.  The Company is not hedged against this risk.  This same customer is expected to contribute as much as 40% of the company’s revenues during the 12 months ended June 30, 2009.  As a result, the Company does have some concentration of credit risk associated with this account.

The Company conducts no foreign business, thus has little risk associated with foreign currency exchange rates.

ITEM 4.              Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures:  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Management has conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934) as of June 30, 2008.

Conclusion of evaluation:  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2008 were ineffective.

 Inherent Limitations on Effectiveness of Controls:  In designing and evaluating our disclosure controls and procedures, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

For the second quarter ended June 30, 2008, a material weakness existed related to accounting for large, complex, non-routine transactions, such as those related to the purchase accounting treatment for the Company’s purchase of New Earth LNG, which was consummated at the end of the second quarter of 2008.

The Company intends to take a number of corrective actions to address the above mentioned material weakness as promptly,as possible, as the Company intends to elect a new Chief Financial Officer and hire other trained accounting personnel.

Changes in internal control over financial reporting:  There were no changes other than described above in our internal control over financial reporting during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

We may become party to various legal actions that arise in the ordinary course of our business. During the course of our operations, we are also subject to audit by tax authorities for varying periods in various federal, state, local, and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that we may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon our consolidated financial position or results of operations. However, we believe that the ultimate resolution of such actions will not have a material adverse affect on our consolidated financial position, results of operations, or liquidity.

The Company has been served with a summons and complaint in an action commenced against it by Clean Energy, a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleges that the Company breached its written agreement to supply Liquid Methane Gas (LMG) and is seeking damages and an injunction compelling the Company to abide its contractual obligations. At the same time Clean Energy filed the action, it also moved for issuance of a preliminary injunction. The Company has answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys' fees it will incur in defending the action. The Company also filed opposition to the motion for a preliminary injunction. A hearing on the motion was held on August 4, 2008 and the Court has not yet issued a ruling. While the Company believes that the claims are without merit and has asserted a number of defenses and affirmative defenses, no assurance can be made that the Company will be successful in defending this lawsuit. An adverse ruling could have an adverse effect on the Company.

Item 1A.  Risk Factors

In the three month period ended June 30, 2008, and subsequent period through the date hereof, there were no material changes to our risk factors previously disclosed in our Current Report on Form 8-K, date of report June 30, 2008, as filed with the Securities and Exchange Commission on July 7, 2008, as amended August 6, 2008.

Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not engage in any unregistered sales of equity securities.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

In the three-month period ended June 30, 2008, and subsequent period through the date hereof, we did not submit any matters to a vote of our stockholders.

Item 5.   Other Information

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2008, or subsequent period through the date hereof, which was not so reported.

Item 6.  Exhibits

The following documents are filed as part of this report:

(c) Exhibits

Exhibit Number	Description

31
Certification of Principal Executive Officer and Principal Financial & Accounting Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial and Accounting Officer)*

* Filed Herewith

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PNG VENTURES, INC.

Dated: August 19, 2008	By:	/s/ Kevin Markey
Kevin Markey, Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer