Form 10-Q
period 2008-11-14
PNG VENTURES INC
filed 2008-11-14
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

214-666-6250
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                            Yes ☐ No ☒

As of September 30, 2008 there were 11,479,634 shares of common stock of the registrant outstanding.

PNG Ventures, Inc.

FORM 10-Q QUARTERLY REPORT

	PART I FINANCIAL INFORMATION
		Page Nos.
Item 1.	Financial Statements	3
	Consolidated Balance Sheets at September 30, 2008 (successor) (unaudited), and December 31, 2007 (predecessor)	3
	Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2007, the Predecessor Period January 1, 2008 to June 30, 2008, and the Successor Period from July 1, 2008 to September 30, 2008 (unaudited)	4
	Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008 and the Predecessor Period January 1, 2007 to December 31, 2007	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007, the Predecessor Period July 1, 2008 to June 30, 2008, and the Successor Period July 1, 2008 to September 30, 2008 (unaudited)	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures		28

Item 1.

PART I - FINANCIAL INFORMATION
PNG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands, except per share amounts)

	Predecessor Entity	Successor Entity
	December 31, 2007	September 30, 2008
Current Assets
Cash and cash equivalents	$—	$94
Investments in trading securities	—	174
Trade accounts receivable, net of allowances totaling $31 and $0	2,545	3,679
Inventory	32	79
Prepaid expenses and other current assets	1,814	3,536
Total Current Assets	4,391	7,562

Property, Plant and equipment, net of accumulated depreciation	9,033	34,013
Goodwill	35,533	—
Prepaid and other long term assets	1,889	1,905
Total Assets	$50,846	$43,480

Current Liabilities
Accounts payable and accrued expenses	$2,899	$5,603
Line of credit	1,508	2,388
Current portion of long term debt, net of discount of $0 and $61	—	4,938
Notes payable and other current liabilities	18,750	846
Income taxes	17,233	—
Advances from affiliate	253	—
Convertible promissory notes, net of discount $0 and $22	—	108
Total Current Liabilities	40,643	13,883

Convertible promissory notes, net of discount $0and $55	—	3,134
Long term debt, net of discount of $0 and $77	—	28,925
Total Long Term Liabilities	40,643	32,059

Commitments and contingencies

Stockholders’ Equity (Deficiency)
Common stock, $.001 par value, 50,000,000 shares authorized, 11,479,394 shares issued and 10,013,019 shares outstanding, `	—	10
Additional paid-in capital	25,738	1,816
Accumulated deficit	(15,535)	(4,288)
Total Stockholders’ Equity (Deficiency)	10,203	(2,462)

Total Liabilities and Stockholders’ Equity	$50,846	$43,480

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
($ in thousands, except per share amounts)

	Predecessor Entity	Successor Entity	Predecessor Entity		Successor Entity
	Three Months Ended September 30, 2007	Three Months Ended September 30 2008	Nine Months Ended September 30, 2007	Period January 1, 2008 to June 30, 2008	Period July 1, 2008 to September 30, 2008

Revenue	$6,374	$9,098	$18,884	$14,804	$9,098
Cost of sales (exclusive of items shown separately below)	4,450	7,632	15,550	13,259	7,631
Gross profit	1,924	1,466	3,334	1,545	1,467

Compensation (including share based compensation)	226	506	739	531	506
Other selling, general and administrative	441	1,015	1,421	1,579	1,220
Depreciation	369	569	1,261	753	570

Net loss from operations	888	(624)	(87)	(1,318)	(829)

Other income (expense)
Interest expense	(1,239)	(2,066)	(2,410)	(3,147)	(2,067)
Realized loss on trading securities	—	(113)	—	—	(113)
Other income – debt forgiveness	239	—	493	372	684
Total other expense	(1,000)	(2,179)	(1,916)	(2.774)	(1,496)

Net loss	$(112)	$(2,803)	$(2,003)	$(4,092)	$(2,325)

Net loss per share - basic and diluted	$ n/a	$(0.27)	$ n/a	$ n/a	$(0.22)

Weighted average number of common shares outstanding - basic and diluted	n/a	10,343,945	n/a	n/a	10,343,945

See accompanying notes to consolidated financial statements

PNG  VENTURES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)
 (Unaudited)
($ in thousands)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Totals

(Predecessor Entity)
Balance December 31, 2006 after cumulative adjustment for acquisition tax liabilities	25,000,000		$39,300	$(10,259)	$29,041
Parent and affiliate notes receivable	—	—	(13,562)	—	(13,562)
Net loss	—	—	—	(5,276)	(5,276)
Balance December 31, 2007	25,000,000		$25,738	$(15,535)	$10,203

(Successor Entity)
Balance December 31, 2007	42,198	42	1,295	(1,963)	(626)
Cancellation of shares	(41,780)	(42)	—	—	(42)
Shares issued related to acquisition	10,700	11	589	—	600
Shares issued for converted debt	280	—	28	—	28
Shares issued for compensation	25	—	68	—	68
Discount related to convertible debt	—	—	58	—	58
Shares held in escrow	(1,410)	(1)	(222)	—	(223)
Net loss	—	—	—	(2,325)	(2,325)
Balance September 30, 2008	10,013	$10	$1,816	$(4,288)	$(2,462)

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
($ in thousands)

	Predecessor Entity		Successor Entity
	Nine Months Ended September 30, 2007	Period January 1, 2008 to June 30, 2008	Period July 1, 2008 to September 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(2,003)	$(4,092)	$(2,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,261	753	570
Debt discount amortization	—	450	591
Loss on marketable securities	—	—	113
Shares issued for compensation	—	—	68
Decrease (increase) in:
Accounts receivable	656	530	(1,664)
Inventory	(18)	(227)	180
Prepaids	(448)	160	(331)
Accounts payable and accrued expenses	716	4,229	(97)
Other	221	(906)	(1)
Net cash provided by (used in) operating activities	385	897	(2,896)

Cash Flows From Investing Activities:
Purchases of equipment	—	—	(582)
Acquisition cash of LNG business	—	—	82
Net cash (used in) investing activities	—	—	(500)

Cash Flows From Financing Activities:
Purchases of trading securities	—	—	(288)
Related party advances	(9,642)	(542)	—
Repayments of convertible debt	—	—	(564)
Cash paid for financing fees	(1,552)	—	—
Proceeds from debt issuances	15,000	—	3,188
Net changes in line of credit	(4,405)	(273)	1,153
Net cash provided by/ (used in financing activities	(599)	(815)	3,490

Net increase (decrease) in cash	(214)	82	94
Cash and cash equivalents
Beginning of period	232	—	—
End of period	$18	$82	$94

Supplemental Cash Flow Disclosures:
Cash paid for income taxes
Cash paid for interest	$1,239	$2,997	$1,153

PNG VENTURES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008

NOTE 1 — BASIS OF PRESENTATION

PNG Ventures, Inc. (“PNG” or the “Company” or “us” or “we”) was incorporated in the state of Nevada on September 23, 1995 as Telecommunications Technologies, Ltd.  On September 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (“TSMC”), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994. This business combination was treated as a reverse acquisition for accounting purposes.  On February 20, 1998, the Company changed its name to PNG Ventures, Inc. The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses.  The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation.  There is currently no activity under the terms of the joint venture agreement and the Company believes that there is presently no current value nor any obligations related to the joint venture agreement.

 On June 30, 2008, the Company entered into the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”) from Earth Biofuels, Inc.  New ELNG is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. With this acquisition the Company changed its primary business focus to liquefied natural gas production and distribution.  Before June 30, 2008, the Company was considered a blank check company.

 The Company  acquired New ELNG via a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”), as sellers,   pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 7,000,000 shares of the of common stock of the Company (“Exchange Shares”) to ELNG, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).   EBOF granted an irrevocable voting proxy to certain of their prior creditors regarding the 7,000,000 PNG shares.  Other share issuances related to the acquisition, included shares issued to creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 2.6 million shares issued and escrowed to extinguish certain other debts assumed in the acquisition. Total shares issued related to the acquisition were 10.7 million, and are described more fully in the notes below.

The assets and business which were acquired by us as a result of the Share Exchange include a Topock, Arizona liquid natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.  PNG has accounted for this acquisition under the Purchase accounting method.  .  As of June 30, 2008,  the assets, liabilities and operations of the LNG businesses have been consolidated as an integral part of PNG.

Prior to the completion of the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF) that, together, comprise the current LNG business of PNG. As a result, the Share Exchange, was characterized as a purchase for tax purposes, enabling the parties to take advantage of certain tax benefits, including a step up in basis to PNG.

The unaudited consolidated financial statements presented for the three months and nine months ended September 30, 2007 and for the period January 1, 2008 to June 30, 2008 represent the Predecessor Entity. The unaudited consolidated financial statements presented for the period July 1, 2008 to September 30, 2008 and the three months ended September 30, 2008 represent the Successor Entity. As a result of the application of purchase accounting, the financial statements of the Predecessor Entity are not comparable with the financial statements of the Successor Entity, because they are, in effect, those of a new entity.

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include all normal and recurring adjustments that management considers necessary to present fairly the financial position as of  September 30, 2008 (Successor Entity) and the results of operations for the three months ended September 30, 2007 (Predecessor Entity) and September 30, 2008 (Successor Entity), the nine months ended September 30, 2007 (Predecessor Entity), the period January 1, 2008 to June 30, 2008 (Predecessor Entity) and the period July 1, 2008 to September 30, 2008 (Successor Entity). The consolidated financial statements also include the cash flows for the nine months ended September 30, 2007 (Predecessor Entity), the period January 1, 2008 to June 30, 2008 (Predecessor Entity) and the period July 1, 2008 to September 30, 2008 (Successor Entity).

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

The accompanying PNG consolidated financial statements (“Successor Entity”) and the supporting and supplemental material is the responsibility of the management of the Company.

Principles of Consolidation — The September 30, 2008 Successor Entity consolidated balance sheet and consolidated statement of changes in stockholders’ equity (deficit) for the nine month period ended September 30, 2008  include the accounts of PNG, New Earth LNG, Inc. and it’s wholly  owned subsidiaries, thereby reflecting the transactions related to the June 30, 2008 effective date of the Exchange Agreement. The Successor Entity consolidated statements of operations for the three month and nine month periods ended September 30, 2008 include the operations of the LNG business since June 30, 2008, the effective date of the acquisition of the LNG business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of Successor Entity consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the accompanying financial statements include the value of the goodwill asset. Actual results could differ from those estimates.

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

Marketable Securities — In accordance with SFAS  No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are marked to market with gains and losses being reflected as unrealized for “available for sale” securities, and realized gains or losses for “trading securities”. At September 30, 2008 the market value of investments in trading securities was approximately $174,000. The loss in fair value totaling $113,000 during the period has been recognized in earnings as of September 30, 2008.

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collect ability.   We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers
Inventory — Inventories of fuel purchased and manufactured are stated at the lower of cost (on a first-in, first-out, moving-average basis) or market. Inventories consist of liquefied natural gas.

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

Revenue — Revenues consist principally of liquefied natural gas which is sold to end users and is recognized based on actual volumes of LNG sold.  Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered.  Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales —  Cost of sales consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — On a prospective basis, the Company expects to file a consolidated federal tax return.  Income taxes are expected to be allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting.  Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share”. Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed, if applicable, using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

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

 NOTE 3 — INVENTORIES

Inventories consisted of finished goods inventory totaling approximately $79,000 and $32,000 as of September 30, 2008, and December 31, 2007 (predecessor), respectively.

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following at September 30, 2008 (amounts in 000’s):

Description	Predecessor Entity as of December 31, 2007	Successor Entity as of September 30, 2008
Prepaid expenses	820	$629
Deposits	987	813
Escrow monies	—	551
Prepaid financing costs	1,896	3,448
Less current portion	(1,814)	(3,536)
Long term prepaids and other assets	$1889	$1,905

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2008 and December 31, 2007, property, plant and equipment consisted principally of the assets related to the LNG business acquired in the Exchange Agreement.  The substantial increase in carrying value reflects the step up in basis to fair market value upon completion of the acquisition of the LNG operation by PNG effective June 30, 2008 (see Note 6):

Description	Predecessor Entity as of December 31, 2007	Successor Entity as of September 30, 2008
LNG Production Facilities	$8,040	$33,000
Fixtures and equipment	10,241	1,582
Total cost	18,281	34,582
Accumulated Depreciation	(9,248)	(569)
Net property, plant and equipment	$9,033	$34,013

Depreciation expense for the nine months ended September 30, 2008 was approximately $570,000.

PNG’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG Production Facilities	15 Years

NOTE 6 — ACQUISITIONS

On June 30, 2008, PNG entered into and completed an acquisition pursuant to the Share Exchange Agreement with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary ELNG, as sellers, pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 10,700,000 shares of the of common stock of the Company. The assets and business which were acquired by us as a result of the Share Exchange, include a Topock, Arizona liquid natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries. The three months of operations of the acquired entity since the acquisition date of June 30, 2008, are included in the Consolidated Statement of Operations of the successor.

This acquisition was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. The net fair value of the stock issued in the transaction was determined to be the fair market value of the underlying assets and liabilities acquired totaling approximately $600,000.

The following is a condensed balance sheet disclosing the fair values of the LNG business assets and liabilities acquired (amounts in thousands).

ASSETS
Cash and cash equivalents	$82
Accounts receivable	2,015
Inventory	259
Prepaid and other assets	4,345
Total current assets	6,701
Property, plant and equipment	34,000
Other long-term assets	1,888
Total Assets	$42,589

LIABILITIES AND MEMBERS EQUITY
Accounts payable	$5,907
Line of credit	1,236
Other current liabilities	846
Total current liabilities	7,989
Term debt facilities	34,000
Total Liabilities	41,989
Members’ equity	600
Total Liabilities and Members’ Equity	$$42,589

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2008, and 2007, the beginning of the Company’s current fiscal year, including proforma adjustments for depreciation and interest expense (amounts in 000’s).

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008

Net loss	$(13,853)	(3,809)	(17,562)	(6,289)
Earning per share	$(.33)	(.36)	(112)	(.20)

NOTE 7 — AFFILIATE TRANSACTIONS

An affiliate of EBOF provides shipping services to various LNG customers.

During the six month period end June 30, 2008, the Predecessor Entity had a “Swap” agreement in place with its parent, EBOF, whereby EBOF agreed to assume the risk or benefit of securing natural gas supplies at spot prices, while at the same time guaranteeing the Predecessor  Entity a fixed monthly natural gas supply price.  Since natural gas prices were generally trending up during this period, EBOF sustained cumulative losses as a result of the Swap agreement.  Had this agreement not been in place, the Predecessor Entity would have recorded additional cost of sales related to natural gas procurements during the six month period ended June 30, 2008 of approximately $1.9 million, thereby raising cost of sales from $13.3 million to $15.2 million.

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

•	to extend the “Maturity Date” for the repayment of all amounts owing there under until June 26, 2010;
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

 In connection with the Amended Credit Agreement, the Company also entered into a Master Rights Agreement with its secured lenders.  As part of this agreement, 1,100,000 shares were issued to such lenders as additional consideration for the amended credit agreement.  This agreement also grants lenders certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and  certain additional shares that may be issued in the future, as described below.  The value of the shares issued pursuant to the Amended Credit Agreement were recorded as a discount to the note based on relative fair values in the amount of $156,795. As of September 30, 2008, there was $19,575 amortized on the discount.

Line of Credit

In March 2008, the Company secured a revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables.  This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of prime plus 2%. As of September 30, 2008, the outstanding balance related to the line of credit was $2,387,780. In addition, during the quarter ended September 30, 2008, the line of credit was increased to $3.0 million.

Convertible Debt

In connection with the anticipated Share Exchange, on June 3, 2008, a $626,250 convertible promissory note “Black Forest Note” was issued by the Company to Black Forest Fund (“BFI”).  This was a result of the assumption of an EBOF debt to Black Forest, related to redemption provisions of certain of EBOF’s Preferred Stock issuances. The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note, or an effective conversion price of $.83. Proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on the note, leaving a balance outstanding as of September 30, 2008 of $63,000.
Interest accrues at 12%, and is payable monthly.  The note is due upon demand.

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

During the quarter ended September 30, 2008, the Black Forest Note was partially paid off, leaving a balance owed of $63,000.  The amount remaining is currently convertible into 700,000 PNG shares at the current conversion rate of $.09 per share.  The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share.  The conversion rate adjustment provisions provide for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Further the note has no stated maturity date, and does not provide for prepayment in the absence of consent by the holder.

In connection with the above, a 12% Subordinated Convertible Promissory Note totaling $171,000 was issued to EBOF. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009.  The note was convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares. In addition, EBOF also assigned to certain Releasing Creditors a partial interest in the $171,000 note with respect to an aggregate of $67,500 of the principal amount on June 26, 2008 pursuant to certain EBOF Settlement Exchange Agreements. During the third quarter approximately $103,000 of the note was converted into shares. At the date of original issuance, the Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $80,822 for the nine months ended September 30, 2008.  The remaining balance on the note as of September 30, 2008 was $67,500, net of the remaining discount of $23,665.

Private Convertible Debt Financing

Effective as of August 19, 2008, PNG Ventures, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (the “Investor”) pursuant to which the Investor purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235.00 (the “Note”). The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008.  Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to the Investor in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”).  In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended Credit Agreement.

The Note matures twenty-four months from the date of issuance (the “Maturity Date”) provided, however, the Maturity Date may be extended at the option of the Investor through August 19, 2012.

The Note is convertible at the option of the Investor at any time into shares of common stock, $0.001 par value (the ‘Common Stock”) at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”) subject to adjustment under certain circumstances.

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share , subject to adjustment under certain circumstances .At the date of original issuance the warrants had a relative fair value of $58,566. Amortization on the related debt discount totaled $4,198 for the three months ended September 30, 2008.

Other current liabilities

An aggregate of 1,400,000 shares of PNG Common Stock may be issued to certain affiliated entities whom provide shipping services for the LNG business, referred to herein as “the Kelley Group”, whom were also previously affiliated with Earth LNG, in exchange for a Consent, Release and Debt Discharge Agreement in such form as agreed to by PNG and the Kelley Group.  The shares will only be issued upon finalization of, and execution and delivery of, a final release agreement satisfactory to the Company. As of the date hereof, the Kelley Release Agreement has not been entered into, and no assurance can be made that the Company will secure such release agreement.. Until such time as a final agreement is entered into, the company has recorded an accrual in the amount of $845,555 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company.

Maturities of long term debts:

 The following table sets forth our future long term debt payment obligations as of September 30, 2008:

Debt Outstanding at September 30, 2008
1 year or less	$5,000
2 years	32,188
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$37,188

NOTE 9 — INCOME TAXES

No provision for income taxes has been recorded due to net operating loss carry forwards totaling approximately $4,397,453 that will be offset against future taxable income.  These NOL carry forwards begin to expire in the year 2017.  No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forward will expire unused.

Components of deferred tax assets and the valuation account are as follows at September 30, 2008 and December 31, 2007:

	2008	2007
NOL carry forward	1,464,000	650,513
Valuation allowance	(1,464,000)	(650,513)
Total	—	—

The valuation allowance for deferred tax assets decreased by approximately $834,000 during the nine months ended September 30, 2008.

NOTE 10—STOCKHOLDERS’ EQUITY

Potential dilutive common shares

There were no conversion options for shares outstanding as of year end December 31, 2007, and 1,728,824 as of September 30, 2008. There was an additional 2,500,000 shares that are potentially issuable pursuant to various agreements described above, as of September 30, 2008. As of September 30, 2008, there were also 797,059 warrants outstanding issued in connection with the above private debt financing, and convertible shares totaling 318,824.  As of September 30, 2008, total potential dilutive common shares were 5,025,883. Due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Potential dilutive common shares outstanding during the year are summarized as follows for the nine months ended September 30, 2008.

Description	Remaining Life	Exercise Price (1)	2007 Conversion shares
Convertible shares:
June 3, 2008 Black Forest Note convertible debt totaling $63,000 at September 30, 2008	2 years	$0.83	700,000
June 5, 2008 convertible debt totaling $171,000	2 years	$0.09	1,900,000
August 19, 2008 convertible debt totaling $3,133,235	2 years	$10.00	318,824
Less shares converted related to June 5, convertible debt with a balance remaining of $67,500, during the three month period ended September 30, 2008	—	$0.09	(1,190,000)
Total convertible shares as of September 30, 2008	—	—	1,728,824
Contingent shares:	—	—
Potential Debt Discharge Agreement totaling $845,555	N/A	N/A	1,400,000
Potential issuance related to Master Rights Agreement	N/A	N/A	1,100,000
Warrants:	—	—
August 19, 2008 warrants on private debt financing $3,188,235	—	$10.00	797,059
Total potential dilutive common shares as of September 30, 2008	—	—	5,025,883

(1)  Virtually all exercise prices and/or conversions are subject to adjustment and/or reduction under certain circumstances.

Warrants

As of September 30, 2008, there were 797,059 warrants outstanding issued in connection with the private debt financing on August 19, 2008 totaling $3,188,235. These warrants are exercisable at $10 per share, and expire in 10 years.  As of September 30, 2008 no warrants have been exercised or forfeited. The weighted average exercise price for all warrants outstanding as of  September 30, 2008 was $10 per share.

The warrant fair value of was determined by using the Black Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility  and (4)  zero expected dividends.

A summary of the Company’s stock warrant activity and related information at September 30, 2008 is as follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2007
Issued	797,059	$10.00	$10.00
Exercised	—	—	—
Repurchased	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at September 30, 2008	797,059	$10.00	$10.00

Share based Compensation  —

During the three months ended September 30, 2008, the Company issued 25,000 restricted shares, valued at approximately $69,000 of PNG’s common stock to directors for services rendered.

 NOTE 11—RECENT ACCOUNTING PRONOUNCMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however, the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company’s fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. The initial adoption of SFAS 157 did not have a material effect on the Company's consolidated financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on non-financial assets and liabilities and therefore has not yet determined the impact that it will have on the Company’s consolidated financial statements upon full adoption.

In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities."  This statement's objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently.  This  statement also  requires information  to be  provided to the readers of financial statements to explain the choice  to use fair value on earnings  and  to  display  the  fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.  The Company anticipates no material effect from the adoption of SFAS No. 159.

In December 2007, the Financial Accounting Standards Board issued FASB No. 141R, "Business Combinations". FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the businesscombination. FASB 141R will become effective as of the beginning of the
Company's fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company's consolidated financial statements will depend on the nature, terms and size of business combinations that occur after the effective date.

In December 2007, the Financial Accounting Standards Board issued FASB No.160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". FASB 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of asubsidiary. FASB 160 will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FASB No. 160 will have on its consolidated financial condition or results of operations.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 was effective January 1, 2008. The Company has used the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The adoption of SAB 110 did not have a material impact on its consolidated balance sheets, statements of operations and cash flows.

ITEM 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q and all other reports filed by PNG Ventures, Inc, a Nevada corporation (“PNG”), from time to time with the Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward looking statements and information that are based upon beliefs of, and information currently available to, the management of PNG as well as estimates and assumptions made by PNG management. When used in the filings the words “may”, “will”, “should”, “estimates”,  “anticipate”, “believe”, “estimate”, “expect”, “future”, “intend”, “plan” or the negative of these terms and similar expressions as they relate to PNG or its management, identify forward looking statements. Such statements reflect the current view of PNG and with respect to future events and are subject to risks, assumptions and other factors relating to PNG, its ability to raise capital, its ability to market to biodegradable diesel fuel and other risk factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Pursuant to an Amended Credit Agreement, and in  reference to the original Credit Agreement, dated as of February 28, 2007, that was amended and restated, PNG replaced EBOF as “Parent,” New ELNG replaced ELNG as “Borrower,” the New ELNG Subsidiaries continued as “Loan Parties” and the terms and conditions of the Original Credit Agreement were amended and restated in various respects, including:

•
to increase the amount of the credit facility to $34,000,000, all of which  was disbursed as of June 26, 2008 and utilized to refinance the principal balance of $26,700,000 owing under the Original Credit Agreement and otherwise to pay various fees, interest, vendor and insurance payables and legal, due diligence and other closing-related expenses;

•	to extend the “Maturity Date” for the repayment of all amounts owing there under until June 26, 2010;

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

•
and to adjust certain financial covenants requirements, based upon (i) a “Fixed Charge Coverage Ratio,” as defined, determined on a quarterly basis, (ii) “EBITDA,” as defined, determined on a quarterly basis and (iii) limitations on “Capital Expenditures,” as defined.

Additionally, under this agreement we are required to make a determination of the actual trading value of the shares of Common Stock of the Company to ascertain if the price will exceed $10 by a price determination date. No assurance can be made that the Assumed Value of our stock price will exceed the $10 by the price determination date, which could result in dilutive issuance of up to 1,100,000 additional shares.  This agreement is referred to herein as the “Master Rights Agreement”.  The “Price Determination Date” as used herein, means the date that is the earliest to occur of (i) the closing of a Securities Offering, referred to as the PIPE, for $7.5 million (of which $5million is to be used to pay down the credit facility), (ii) the date that the indebtedness under the Amended Credit Agreement is reduced to $30,000,000 or less, iii) December 26, 2008, and (iv) the date that a Registration Statement with respect to the Shares is declared effective. As of June 30, 2008, there was no liability incurred related to these shares.

In connection with the Amended Credit Agreement 1,100,000 shares were issued upon the execution of the agreements. In addition, a Registration Rights Agreement with these creditors requires us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and those issuable under the Master Rights Agreement.

Private Convertible Debt Financing

Effective as of August 19, 2008, PNG Ventures, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (the “Investor”) pursuant to which the Investor purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008.  Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to the Investor in the amount of $$477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”).  In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended Credit Agreement.
In addition, proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on a convertible note totaling $626,250.

The Note matures twenty-four months from the date of issuance (the “Maturity Date”) provided, however, the Maturity Date may be extended at the option of the Investor through August 19, 2012.

The Note is convertible at the option of the Investor at any time into shares of common stock, $0.001 par value (the ‘Common Stock”) at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”) subject to adjustment under certain circumstances.
.

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”) , subject to adjustment under certain circumstances. The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share

Line of Credit

In March 2008, the Company secured a revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables.  This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of prime plus 2%. As of September 30, 2008, the outstanding balance related to the line of credit was $2,387,780. . In addition, during the quarter ended September 30, 2008, the line of credit was increased to $3.0 million.

Convertible Debt issued to EBOF and BFI Pursuant to Settlement Agreement and Amended Court Order

In connection with the settlement of a litigation between the Company and EBOF and an Amended Court Order and Settlement Agreement  on June 3, 2008, a $626,250 convertible promissory note “Black Forest Note” was issued by the Company to Black Forest Fund (“BFI”).  This was a result of the assumption of an EBOF debt to Black Forest, related to redemption provisions of certain of EBOF’s Preferred Stock issuances. The note in convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note, or an effective conversion price of  $.83. Proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on the note, leaving a balance outstanding as of September 30, 2008 of $63,000. Interest accrues at 12% and is payable monthly.  The note is due upon demand.

During the quarter ended September 30, 2008, the Black Forest Note was partially paid off, leaving a balance owed of $63,000.  The amount remaining is currently convertible into 700,000 PNG shares at the current conversion rate of $.09 per share.  The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share.  The conversion rate adjustment provisions provide for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10.  Further the note has no stated maturity date, and does not provide for prepayment in the absence of consent by the holder.

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

In connection with the above dispute, a 12% Subordinated Convertible Promissory Note totaling $171,000 was issued to EBOF. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009.  The note is convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares. In addition, EBOF also assigned to certain Releasing Creditors a partial interest in the $171,000 note with respect to an aggregate of $67,500 of the principal amount on June 26, 2008 pursuant to certain EBOF Settlement Exchange Agreements, At the date of original issuance, the Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. During the third quarter approximately $103,000 of the note was converted into shares. At the date of original issuance, the Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $80,822 for the nine months ended September 30, 2008.  The remaining balance on the note as of September 30, 2008 was $67,500, net of the remaining discount of $23,665.

Other current liabilities

An aggregate of 1,450,000 shares of PNG Common Stock may be issued to certain affiliated entities whom provide shipping services for the LNG business, referred to herein as “the Kelley Group”, whom were also previously affiliated with Earth LNG, in exchange for a Consent, Release and Debt Discharge Agreement in such form as agreed to by PNG and the Kelley Group.  The shares will only be issued upon finalization of, and execution and delivery of, a final release agreement satisfactory to the Company.,  As of the date hereof, the Kelley Release Agreement has not been entered into, and no assurance can be made that the Company will secure such release agreement.. Until such time as a final agreement is entered into, the company has recorded an accrual in the amount of $845,555 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company.

The following table sets forth our future long term debt payment obligations as of September  30, 2008:

Debt Outstanding at September 30, 2008
1 year or less	$5,000
2 years	32,188
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$37,188

Results of Operations—PNG Ventures, Inc.

The financial statements for the Predecessor Entity have been prepared in accordance with generally accepted accounting principles in the United States from the historical accounting records of Earth LNG, Inc. and are presented on a historical basis until June 30, 2008, the date of the Acquisition.

For management discussion and analysis purposes, the statements of operations data for the nine months ended September 30, 2008 represent the mathematical addition of the results for the Predecessor Entity for the period January 1, 2008 to June 30, 2008 and for the Successor Entity for the period July 1, 2008 to September 30, 2008.  Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statements of operations data for such periods.

The new basis of accounting resulting from the Acquisition at June 30, 2008 and related financing had a significant effect on statements of operations data for periods subsequent to the Acquisition and reflects additional depreciation of property, plant and equipment and interest expense on debt which is not comparable to the Predecessor Entity.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2008	September 30, 2007	September 30, 2008
	(dollars in thousands)
Statement of Operations Data:
Revenue	$6,374	$9,098	$18,884	$23,902
Cost of revenue	4,450	7,632	15,550	20,890
Gross profit	1,924	1,466	3,334	3,012
Compensation	226	506	739	1,037
Other selling, general and administrative expenses	441	1,015	1,421	2,779
Depreciation	369	569	1,261	1,.323
Operating income	$888	$(624)	$(87)	$(2,147)
Interest expense, net	(1,239)	(2,066)	(2,410)	(5,214)
Other income (expenses)	239	(113)	494	944
Net income (loss)	$(112)	$(2,803)	$(2,003)	$(6,417)

Overview.   The Company’s operations are heavily influenced by at least two critical elements.  First, maintaining operations of the Topock LNG production plant at near capacity is a major key toward the realization of positive cash flow (earnings before interest, depreciation and amortization).  Production capacity averaged 70% and 72%, respectively during the nine month periods ended September 30, 2008 and 2007, and averaged 65% and 77% during the three month periods ended September 30, 2008 and 2007, respectively  The Company believes that operations near  80% theoretical capacity (86,000 gpd) is a reasonable operating objective, and a level that should produce positive cash flow (EBITDA).

Productive capacity was hindered during 2008 by the predecessor entity’s inability to procure adequate gas supplies during the first six months of the year, due to working capital constraints.  Capacity was also affected in the third quarter of 2008 due to the need for substantial maintenance of the Topock facility.  This maintenance was not completed until mid-September 2008.

The other major element involves procurement of natural gas supplies on a price competitive basis that matches the Company’s supply contracts with its customers.  Virtually all of the Company’s customer contracts include pricing provisions that reset the sales price to a natural gas price index determined at the first of each month.  Ideally, the Company matches its sales contracts with purchase commitments locked to the same or a similar gas price index, to the end that the Company’s margins are “locked in” for the current month on or about the first day of the month.  In order to secure these purchase commitments, gas suppliers typically require substantial prepayments, or other terms that require the company to commit large amounts of working capital

 Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008

Revenue.  Total revenue for the nine months ended 2008 increased $5 million, or 26.6%, to approximately $23.9 million from approximately $18.9 million in 2007. The increase in total revenues is due almost entirely to an approximate 26% increase in the average sales price of LNG, due principally to generally higher prices for natural gas.  The volume of LNG sold during the nine months ended September 30, 2008 was approximately 17.5 million gallons, an increase .5% as compared to the comparable period in 2007.

Cost of Sales.    The types of expenses included in the cost of sales line item include the cost of  natural gas, transportationt charges, purchasing and receiving costs, terminal fees for storage and loading. ELNG’s cost of sales excludes depreciation, amortization and compensation related to the production of LNG. Cost of sales for the nine months 2008 increased $5.3 million, or 34%, to approximately $20.9 million from approximately $15.6 million for 2007. ELNG’s cost of goods sold is mainly affected by the cost of natural gas prices, and volumes sold.  Total costs per LNG gallon sold increased 34% from $.89 per gallon in 2007 to $1.19 per gallon in 2008.  Generally, natural gas prices were higher in the 2008 period; however, some  of the increase in 2008 can be attributed to the Company’s inability, during the first six months of 2008, to secure gas supplies other than in the spot market, due to the lack of working capital.

In addition, during most of the six month period ended June 30, 2008, the Company had a “swap” agreement in place with its former parent company, whereby the former parent agreed to assume the risk or benefit of securing gas supplies at spot prices, and guaranteeing a fixed monthly price to the company.  Since gas prices were generally trending up during this period, the former parent sustained loss as a result of the Swap agreement.  Had this agreement not been in place, the Company would have recorded additional cost of sales related to gas procurements during the six months ended June 30, 2008 of approximately $2 million.

Other Operating Expenses.  The types of expenses included in other operating expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses for the nine months ended 2008 increased approximately $1.4 million from approximately $1.4 million for the same period in 2007. The 2008 cost increases over the 2007 costs, related primarily to repairs and maintenance increase of approximately $$156,000, increases in plant operating costs of approximately $195,000, increased professional services of $325,000, increased insurance costs of $65,000, taxes of $440,000, and other miscellaneous increases of approximately $219,000.

Interest Expenses.  Interest expenses for the nine months ended 2008 increased approximately $2.8 million from the same period in 2007, due to the assumption of additional term debt facilities as part of the acquisition at June 30, 2008.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008

Revenue.  Total revenue for the three months ended 2008 increased $2.7 million, or 43%, to approximately $9.1 million from approximately $6.4 million in 2007. The increase in total revenues is due principally to a 50% increase in the average sales price of LNG, from $1.01 per gallon in 2007 to $1.50 per gallon in 2008.  The increase was partially offset by 3.6% decrease in LNG gallons sold, due principally to the reduction in plant capacity as explained above.

Cost of Sales.    The types of expenses included in the cost of sales line item include the cost of natural gas, transportatioon charges, purchasing and receiving costs, terminal fees for storage and loading. ELNG’s cost of sales excludes depreciation, amortization and compensation related to the production of LNG. Cost of sales for the three months 2008 increased $3.2 million, or 72%, to approximately $7.6 million from approximately $4.4 million for 2007.  This increase was due principally to an increase in the average cost per LNG gallon sold from $.71 per gallon in 2007 to $1.26 per LNG gallon in 2008.  Virtually all of the increase in the cost per LNG gallon can be attributed to an increase in the average price of natural gas, and the need to

secure product from other sources  during a planned maintenance shutdown.     Cost of sales in 2008 was partially offset by the small reduction in LNG gallons sold.
.
Other Operating Expenses.  The types of expenses included in other operating expenses include office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses for the three months ended 2008 increased approximately $600,000  from approximately $400,000 for the same period in 2007. The 2008 cost increases over the 2007 costs, related primarily to repairs and maintenance increase of approximately $$125,000, increases in plant operating costs of approximately $150,000, increased professional services of $250,000, increased insurance costs of $50,000,  and other miscellaneous increases of approximately $25,000.

Interest Expenses.  Interest expenses for the three months ended 2008 increased approximately $.8 million from the same period in 2007, due to the assumption of additional term debt facilities as part of the acquisition at June 30, 2008.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of September 30, 2008, the Company's liquidity and capital resources included cash and cash equivalents of $94,000.

In conjunction with the acquisition of the LNG business, PNG assumed substantial obligations of the LNG business, including the $34 million Amended and Restated Credit Facility,  and the line of credit, as well as other debts described in the Notes to the financial statements, and trade payable accounts of the LNG business.  As of September 30, 2008, the Company had a negative working capital of approximately $6.3 million, and substantial future interest and principal payments related to its Credit facilities and other structured debts.  As a result, the Company expects to seek additional equity capital in order to reduce its overall debt and strengthen its financial condition.  While management believes that the company can continue as a going concern, there is no assurance that attempts to secure additional equity financing will be successful, nor that the Company can continue as a going concern.

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

Much of our debt outstanding includes warrants and/or common stock derivatives that could result in substantial dilution to existing and prospective shareholders, thereby potentially increasing the difficulty in securing new debt or equity financings.  Virtually all of the existing derivatives include anti-dilution provisions and conversion price redetermination provisions that potentially exacerbate the problem.  In particular, the remaining portion of the Black Forest Note is currently convertible into 700,000 PNG shares at the current conversion  rate of $.09 per share.  The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share.  The note and its embedded conversion rate adjustment provisions are considered extremely punitive and toxic, since the adjustment provision provides for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10.  Under the terms of the note, the conversion price is subject to unlimited adjustments.  Further, the note has no due date, and the note cannot be prepaid in the absence of consent by the holder.

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

Net cash provided by operating activities was approximately $385,000 for the nine months ended September 30, 2007 compared to cash used by operating activities of $(1,999,000) for the nine months ended September 30, 2008. The increase of $1,614,000 in cash used in operations was primarily due to increased interest expenses on term debt facilities.

Net cash used in investing activities for the nine months ended September 30, 2007 and 2008 was approximately $0 and $500,000, respectively. The primary changes from investing activities for the nine months ended September 30, 2008 was related to construction of fueling stations and various equipment.

Net cash related to financing activities for the nine months ended September 30, 2007 and 2008 was approximately $(599,000) and $2,675,000, respectively. The increase in cash from financing activities  in 2008 is primarily due to the cash proceeds from the private debt equity raised in 2008 of approximately 3.1 million. In 2007, issuance of term debt facilities of $15 million, net of repayments totaling $6million, and advances to related parties totaling $9.6 million.

Capital Expenditures. We spent an aggregate of $582,000 for capital expenditures during the nine months ended September 30, 2008 primarily related to the general plant maintenance that occurred in the quarter ended September 30, 2008, and building of LNG fueling equipment for future use by customers.

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

The accompanying PNG consolidated financial statements (“Successor Entity”) and the supporting and supplemental material is the responsibility of the management of the Company.

Principles of Consolidation — The September 30, 2008 Successor Entity consolidated balance sheet and consolidated statement of changes in stockholders’ equity (deficit) for the nine month period ended September 30, 2008  include the accounts of PNG, New Earth LNG, Inc. and it’s wholly  owned subsidiaries, thereby reflecting the transactions related to the June 30, 2008 effective date of the Exchange Agreement. The Successor Entity consolidated statements of operations for the three month and nine month periods ended September 30, 2008 include the operations of the LNG business since June 30, 2008, the effective date of the acquisition of the LNG business.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of Successor Entity consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates included in the accompanying financial statements include the value of the goodwill asset. Actual results could differ from those estimates.

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

Revenue — Revenues consist principally of liquefied natural gas which is sold to end users and is recognized based on actual volumes of LNG sold.  Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered.  Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales —  Cost of sales consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — On a prospective basis, the Company expects to file a consolidated federal tax return.  Income taxes are expected to be allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting.  Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

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

Recent Events

The Company has been served with a summons and complaint in an action commenced against it by Clean Energy, a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleges that the Company breached its written agreement to supply Liquid Methane Gas (LMG) and is seeking damages and an injunction compelling the Company to abide its contractual obligations. At the same time Clean Energy filed the action, it also moved for issuance of a preliminary injunction. The Company has answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys' fees it will incur in defending the action. The Company also filed opposition to the motion for a preliminary injunction. A hearing on the motion was held on August 4, 2008.  The Court subsequently denied Clean Energy’s motion for a preliminary injunction. While the Company believes that the claims are without merit and has asserted a number of defenses and affirmative defenses, no assurance can be made that the Company will be successful in defending this lawsuit. An adverse ruling could have an adverse effect on the company.

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

ITEM 4.              Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures:  At the end of the period covered by the report on Form 10-Q for the nine months ended September 30, 2008, an evaluation was carried out under the supervision of and with the participation of the Company's management, including the interim Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Conclusion of evaluation:  In management’s review of financial information required to be reported in the Company’s quarterly report for the three and nine months ended September 30, 2008, management determined that material weaknesses existed in the Company’s internal control over financial reporting. In considering the intersection of the Company’s policies on disclosure controls and procedures and on internal control over financial reporting, the Company’s management determined that the material weaknesses in internal control over financial reporting did affect the Company’s disclosure controls and procedures. For this reason, the CEO and CFO have determined that the Company’s disclosure controls and procedures were not adequate. However, as described in the following section “Changes in Internal Control over Financial Reporting”, the Company’s management, including the CEO and CFO, are taking actions to address the material weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

Inherent Limitations on Effectiveness of Controls: The Company’s management, including the CEO, does not expect that its disclosure controls and procedures or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The following represents the Company’s management’s assessment of material weaknesses in the system of internal control over financial reporting.

The following represents the Company’s management’s assessment of material weaknesses in the system of internal control over financial reporting.

During the three and nine months ended September 30, 2008, the Company’s management began the process of analyzing areas were improvements in internal controls were needed, and has begun the process of designing and implementing such changes.  Certain procedures were implemented that resulted in improvements in internal controls, but more changes are needed, and will be implemented in future periods. The Company’s management is working towards implementation of changes in internal control over financial reporting to address these material weaknesses. These changes include: improving operational budgeting, forecasting and exception analysis, strengthening controls over the natural gas procurement process, and improving monthly financial statement closing processes and reviews.  The company is also evaluating its CEO and  CFO positions to determine whether personnel changes are warranted. Company’s management anticipates that these changes to internal controls over financial reporting will be completed before the end of this fiscal year.

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

The Company has been served with a summons and complaint in an action commenced against it by Clean Energy, a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleges that the Company breached its written agreement to supply Liquid Methane Gas (LMG) and is seeking damages and an injunction compelling the Company to abide its contractual obligations. At the same time Clean Energy filed the action, it also moved for issuance of a preliminary injunction. The Company has answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys' fees it will incur in defending the action. The Company also filed opposition to the motion for a preliminary injunction. A hearing on the motion was held on August 4, 2008. The Court subsequently denied the Clean Energy’s request for a preliminary injunction.. While the Company believes that the claims are without merit and has asserted a number of defenses and affirmative defenses, no assurance can be made that the Company will be successful in defending this lawsuit. An adverse ruling could have an adverse effect on the Company.

Item 1A.  Risk Factors

In the three month period ended September 30, 2008, and subsequent period through the date hereof, there were no material changes to our risk factors previously disclosed in our Current Report on Form 8-K, date of report June 30, 2008, as filed with the Securities and Exchange Commission on July 7, 2008, as amended August 6, 2008.

Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds

Effective as of August 19, 2008, PNG Ventures, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (the “Investor”) pursuant to which the Investor purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235.00 (the “Note”). The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008.  Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to the Investor in the amount of $1,000,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on a convertible note totaling $626,250.

The Note matures twenty-four months from the date of issuance (the “Maturity Date”) provided, however, the Maturity Date may be extended at the option of the Investor through August 19, 2012.

The Note is convertible at the option of the Investor at any time into shares of common stock, $0.001 par value (the ‘Common Stock”) at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”), subject to adjustment under certain conditions.

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment under certain conditions.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On August 19, 2008, the Board of Directors of the Company appointed W. Phillip Marcum as a director of the Company. There are no understandings or arrangements between Mr. Marcum and any other person pursuant to which Mr. Marcum was selected as a director. Mr. Marcum does not have any family relationship with any director, executive officer or person nominated or chosen by us to become a director or executive officer

In accordance with the Agreement described under “Private Convertible Debt Financing” above, Investor had the right to appoint two individuals to the Board of Directors of the Company upon the closing of the transactions contemplated by such Agreement. Upon the closing of the transactions contemplated in the Agreement, on August 20, 2008, the Board of Directors of the Company appointed Matthew Pliskin and Cem Hacioglu as directors of the Company.

Effective as of October 21, 2008, John J. Devenny has resigned as a member of the Board of Directors of PNG Ventures, Inc., a Nevada corporation (the “Company”) for personal reasons and to pursue other ventures.

In the three-month period ended September 30, 2008, and subsequent period through the date hereof, we did not submit any additional matters to a vote of our stockholders.

Item 5.   Other Information

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended September 30, 2008, or subsequent period through the date hereof, which was not so reported. On October 8, 2008, a judgment was filed against the former parent Earth Biofuels requiring turnover of all investments and related stock certificates. The PNG shares issued to Earth Biofuels in connection with the acquisition on June 30, 2008, were subject to an irrevocable proxy, and required the transfer of shares to the proxy owners.

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

                                   PNG VENTURES, INC.

Dated: November 14, 2008	By:	/s/ Kevin Markey
Kevin Markey, Chief Executive Officer, Principal Accounting Officer and Principal Financial Officer