Form 10-K
PNG VENTURES INC
filed 2009-04-15
CIK 1016900

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

(mark one)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-29735

PNG VENTURES, INC.

(Exact Name of registrant as specified in its charter

Nevada	88-0350286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5310 Harvest Hill Road, Suite 229, Dallas, Texas	75230
(Address of principal executive offices)	(Zip Code)

214-666-6250
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [_]    No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.    [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer  [_]                                                                Accelerated Filer  [_]
Non-accelerated Filer     [_]                                                                Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of December 31, 2008:  $5,468,250

At June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  $836,618

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of March 12, 2009 there were 10,013,019 shares of common stock outstanding.

i

PNG VENTURES, INC.

ii

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Report”) of PNG Ventures, Inc. that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements are included in our “Risk Factors” section and other risks provided herein. Additionally, all readers are urged to review the “Cautionary Note regarding Forward Looking Statements” in our “Management Discussion and Analysis of Financial Condition and Results of Operation” section below.

PART I

Item 1.	Description of Business.

Overview

Organizational History

PNG Ventures, Inc., (“PNG” or the “Registrant” which is sometime referred to as the “Company” whenever practical) was first incorporated in the State of Nevada on June 23, 1995, as Telecommunications Technologies, Ltd. (“TTL”).

On December 31, 1995, PNG formalized a plan of reorganization and tender to and for the shareholders of Temple Summit Management Corporation (“Temple Summit”) whereby PNG acquired all the assets of Temple Summit, and by which all the former shareholders of Temple Summit became PNG’s shareholders. Accordingly, PNG made the initial issuance of 47,506,240 shares to the shareholders of Temple Summit. Thereafter, Temple Summit became a private company with no further relationship with PNG.

In August of 1991, Temple Summit was incorporated in Texas, and reincorporated in Texas in September 1993, without change in equitable ownership, management, or control. Temple Summit was engaged, without success, in creating and managing financial participation in special marketing projects. During 1992, Temple Summit made its initial issuance of 285,714 shares of its common stock, in 1992. These 285,714 shares were acquired by or for Kirt W. James and William Stocker and five other founding shareholders.

On or about May 5, 1995, Temple Summit completed a limited public offering of additional shares of its common stock, pursuant to Rule 504 of Regulation D, promulgated by the Securities and Exchange Commission, under the Securities Act of 1933. 11,200 additional common shares were placed pursuant to the May 5, 1995, Regulation D Rule 504 offering, at $1.00 per share, resulting in a total of 296,914 shares issued and outstanding. The Temple Summit marketing plan failed and Temple Summit became inactive at the end of 1995. Immediately preceding the transaction by which PNG reorganized and acquired its initial capitalization from Temple Summit,  the previously discussed 296,914 Temple Summit common shares were forward split 160 for 1, with the result that 47,506,240 shares of Temple Summit were issued and outstanding.

On December 31, 1995, the Company, then called Telecommunications Technologies, Ltd., formalized a plan of reorganization (the “Reorganization”) and tender to acquire from Temple Summit, $5,000 in cash and to issue 1 of PNG’s shares for every Temple Summit share PNG received. PNG received all of the 47,506,240 Temple Summit shares and $5,000 in cash. Following this transaction, Temple Summit ceased to be a public company and became an inactive wholly-owned subsidiary of its principal shareholder, Temple Summit Equity Group, Ltd.

At the time of the Reorganization, Temple Summit had no business or business plan, and owned no assets other than its cash. Moreover, at the time of the Reorganization, Temple Summit had no material liabilities, other than to its principal shareholder, and all such incidental liabilities were assumed by the principal shareholder and not acquired by PNG. Pursuant to the Reorganization, PNG issued 47,506,240 shares of common stock to the shareholders of Temple Summit. At that time, PNG intended to take maximum advantage of the growth in telecommunications technology using the backgrounds and strengths of Temple Summit’s management, by specifically doing the following: making patent filings for new technology, financing of new technology, selling or granting of rights for the utilization of new technologies, and retaining royalties based on the utilization or exploitation of the new technologies.

On March 7, 1996, PNG completed a Private Placement/Limited Offering of an additional 500,000 shares of common stock, with the result that the previous total shares issued and outstanding (47,506,240) was increased to 48,006,240.

On May 9, 1996, PNG privately placed an additional 410,400 shares, resulting in PNG’s total issued and outstanding common shares equaling 48,416,640 shares.

On or about February 20, 1998, PNG effected a 1 for 40 reverse split of PNG’s common stock, from 48,416,640 to 1,210,417, and so that PNG could engage in a technology-related acquisition, pursuant to Rule 504 of Regulation D, PNG authorized the placement of up to an additional 10,000,000 common shares at $0.01 per share. This technology-related acquisition did not take place, and for no shares were issued.

On March 5, 1998, PNG changed the corporate name to PNG Ventures, Inc. in connection with the intention to acquire a controlling interest in San Kung Trading Limited (“SKTL”). SKTL was a private company based in Guernsey, Channel Islands, organized in 1996, to pursue joint-venture resource development projects in Papua, New Guinea. Thereafter that plan was abandoned, primarily due to the extraordinary difficulty in auditing the assets PNG intended to acquire.

Subsequent to the failure of the SKTL transaction, PNG became a company whose business plan was to simply engage in a profitable business combination.

In April of 2000, PNG attempted to engage in a transaction with Paper Computer Corporation, a private company.  As PNG reported in a Form 8-K filed with the SEC, the Paper Computer Corporation transaction failed and resulted in no change to PNG’s financial statements. However, prior to the failure of the Paper Computer Corporation transaction, PNG’s board of directors, at that time, changed the corporate name twice: (i) the first time, on April 25, 2000, to “Paper Computer.com, Inc.”; and (ii) the second time on the following day, April 26, 2000, to “Paper Computer Corporation.”

Following all of the aforementioned failed transactions, on June 21, 2001, PNG’s Articles of Incorporation were amended again, changing the corporate name back to PNG Ventures, Inc.

On February 15, 2002 all of PNG’s directors resigned except for John Spicer. On August 28, 2002, Alan Brown was appointed as the sole officer and director, and Mr. Spicer resigned. On January 17, 2003, Mr. Brown entered into a joint venture (the “Joint Venture”) with a company called Anhydride Petroleum (Canada), Inc., a wholly owned subsidiary of Uranium Power Corporation (“Uranium Power”). The Joint Venture provided PNG with 9.5% of the gross of an overriding royalty from a well located beneath the Athabasca Tar Sands in Northeast Alberta, Canada which ultimately resulted in another Joint Venture failure.

Uranium Power Corporation is now CanWest Petroleum Company (“CanWest”) and is listed on the over-the-counter bulletin board under the ticker symbol “CWPC.” The Joint Venture properties were written off by PNG as well as CanWest as is more fully described on page 30 of an Amended Form SB-2 Registration Statement filed with the SEC on December 23, 2004.

Subsequent to the Joint Venture, on June 23, 2004, Mr. Brown resigned from the board of directors, and Mark L. Baum, Esq. was appointed as PNG’s only director. Mr. Baum served as PNG’s Chairman, Chief Executive Officer, and principal accounting officer. Additionally, Mr. Baum is an attorney and assisted PNG with corporate legal work.

On June 30, 2008, the Company entered into and completed an acquisition pursuant  to, a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly-owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”), as sellers, and its wholly owned subsidiary, New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 7,000,000 shares of the common stock of the Company (“Exchange Shares”) to ELNG, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).   The assets and business which were acquired by the Company as a result of the Share Exchange include a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.

Prior to the completion of the Share Exchange, ELNG has transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF) that, together, comprise the west coast liquefied natural gas (“LNG”) business of PNG effective after the closing of the Share Exchange, resulting in the characterization of the transfer as an asset sale of EBOF’s subsidiary, for taxes purposes, enabling PNG and EBOF to take advantage of certain tax benefits, including a step up in basis to PNG.

In all, the subsidiaries of New ELNG, which are now indirectly owned by us as a result of the Share Exchange, include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock, Arizona plant, Applied LNG Technologies USA, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Dual Fuels, Inc. (“Earth Leasing”). Arizona LNG, Applied LNG, Fleet Star, and Earth Leasing are sometimes collectively referred to herein as the “New ELNG Subsidiaries.”

As a result of the Share Exchange, the Company succeeded to the business of New ELNG as its sole business (hereinafter sometimes referred to as the “LNG Business”).

Our common shares are currently traded on the OTC Bulletin Board under the symbol “PNGX.”

Current Business

Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, and in particular LNG, as a vehicle fuel and to enhance our leadership position as that market expands.

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to customers for non-vehicle use. We also own one public LNG fueling station from which we sell LNG to numerous parties. We produce LNG at our liquefaction plant in Arizona, but also purchase approximately 10% of our LNG supplies from third-parties, typically on spot contracts. We sell LNG principally through supply contracts that are normally on an index-plus basis, although we also occasionally enter into fixed-price contracts.

We are headquartered in Dallas, Texas. The LNG Business, generally known externally as “Applied LNG” or “ALT”, conducts its operations principally in Arizona and California.

Management believes that Applied LNG’s processing facility in Topock, AZ, which has been acquired as a result of the Share Exchange, is capable of producing approximately 86,000 gallons of vehicle-grade LNG per day. LNG produced by this plant is sold primarily to municipal and commercial fleet customers located along the west coast of California.

Applied LNG offers turnkey fuel solutions, including clean LNG fuel (99% methane gas) and delivery, equipment storage, fuel dispensing equipment and fuel loading facilities.

We produce LNG at our Topock, AZ plant by processing pipeline quality natural gas through various purification applications, and then refrigerating such gas to a temperature of approximately -260 degrees F. Once liquefied, the LNG is stored at our plant site in above ground, cryogenic storage tanks and ultimately shipped via tractor trailers to customer sites. We sell LNG to approximately 50 customers located in Arizona, California, and Nevada, who utilize the LNG principally as transportation fuel for heavy-duty vehicle fleets. Typical customer fleet applications include city and regional busses, garbage hauling trucks, heavy-duty tractors, port drayage trucks, and various other similar applications.

The Topock, AZ production facility is located approximately one mile east of Arizona’s border with California. The facility serves metropolitan markets in Arizona, California, and Nevada. The plant’s natural gas feedstock is supplied by an El Paso natural gas pipeline located immediately adjacent to our plant.

One of the largest markets in the U.S. for clean, vehicle-grade LNG today is Southern California and surrounding areas. This market has been the focus of Applied LNG’s efforts for over ten years.  In recent years, various governmental agencies in California, Arizona and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such a LNG.

Special cryogenic tank trailers are used to transport LNG from our plant site to customer sites.  We own several of these specialty trailers, but also lease sufficient additional trailers from third parties to accommodate the logistics of our shipment needs.

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230.

Competition

The market for vehicular fuels is highly competitive. The biggest competition for LNG and other alternative fuels is gasoline and diesel, the production, distribution, and sale of which are dominated by large integrated oil companies. The vast majority of vehicles in the United States and Canada are powered by gasoline or diesel. There is no assurance that Applied LNG can compete effectively against other fuels, or current competitors or other significant competitors that enter markets currently served by the Company.

Presently, the Company’s primary competitor in its current markets is Clean Energy Fuels Corp. (Nasdaq: CLNE).  Potential entrants to the market for natural gas vehicle fuels include large integrated oil companies, other retail gasoline marketers and natural gas utility companies. The integrated oil companies produce and sell crude oil and natural gas, and they refine crude oil into gasoline and diesel. They and other retail gasoline marketers own and franchise retail stations which sell gasoline and diesel fuel.

It is possible that any of these competitors, and other competitors who may enter the market in the future, may create product and service offerings that compete directly with us. Many of these companies have far greater financial and other resources and name recognition than we have. Entry by these companies into the market for natural gas vehicle fuels may reduce our profit margins, limit our customer base and restrict our expansion opportunities.

Other alternative fuels compete with natural gas in the retail market and may compete in the fleet market in the future. Suppliers of ethanol, biodiesel, and hydrogen, as well as providers of hybrid vehicles, may compete with us for fleet customers in our target markets. Many of these companies benefit, as we do, from U.S. state and federal government incentives that allow them to provide fuel more inexpensively than gasoline or diesel.

LNG currently is supplied to the California, Arizona, Nevada, and Northern Mexico markets primarily by two LNG plants—Applied LNG’s Topock plant, with a maximum capacity of 86,000 gpd, and a plant owned by Clean Energy Fuels Corp. located in Boron, California, with a current maximum capacity believed to be approximately 160,000 gpd. In addition to these plants, demand in our market area is also supplied on occasion by LNG plants located in Texas, Kansas, Wyoming, and Colorado. The capacity available from these plants varies but is estimated to be in the range of 200,000 gpd.  However, the trucking costs associated with transporting LNG from these plants is substantial, and generally deteriorates the supply economics such that these sources are used only when absolutely necessary to meet customer demands.

Regulation

Our business and operations are affected by various federal, state, and local laws, rules, regulations, and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition, or results of operations, we cannot provide any assurance that new laws and regulations will not materially and/or adversely affect us in the future.

While various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our business, our financial condition and results of operations have not been materially adversely affected by environmental laws and regulations. We believe we are in material compliance with those environmental laws and regulations to which we are subject. We do not anticipate that we will be required in the near future to make material capital expenditures due to these environmental laws and regulations. However, because environmental laws and regulations are frequently changed and expanded, we are unable to provide any assurance that the cost of compliance in the future will not be material to us.

Raw Materials

The raw material (baseload supply) for our Topock plant is pipeline quality natural gas, which generally is widely available and easily obtained. We purchase natural gas from various suppliers; however, the only means of transporting purchased gas to our plant is via a trunkline adjacent to our plant that is operated by El Paso Natural Gas. Any extended disruption in the operations of this trunkline, or our relationship with the operator, could have a material adverse effect upon our business.

Major Customers

The number of companies and actual or potential customers that own and operate LNG fueled vehicles is relatively small. As a consequence, the Company has sales concentrations with certain major customers. During 2007, the predecessor entity had three customers that comprised approximately 20%, 19%, and 14% of total sales, respectively. During 2008, these same customers comprised 20%, 14% and 7%, respectively, of the Company and its predecessor entity’s total sales during the year. In addition, in 2008, the Company added one new customer that comprised 21% of total 2008 sales.

Employees

As of December 31, 2008, we had 17 full-time employees. None of our employees are represented by a labor union, and the Company considers its employee relations to be good.

Available Information

Our internet address is www.altlng.com. Currently, reports on Forms 10-K, 10-Q, and 8-K are not available through our website; however, we will email free electronic copies of such reports upon request.

Item 1A.	Risk Factors

The Company’s business is subject to numerous risks, including the following:

We have experienced net losses, and we may not be profitable in the future.

We experienced a net loss of $3.4 million for the six month period ended December 31, 2008 and do not expect to generate profits in the near future on a consistent basis, or at all. As of December 31, 2008, we had a net working capital deficit of $3.4 million and a shareholders’ deficit of $3.4 million.

The revenue and operating results of our business may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline.

Factors that could cause quarterly fluctuations include:
•	the ability to quickly bring new production capacity on stream;
•	the fluctuating prices of natural gas;

There is no assurance that we can continue to operate as a going concern.

The Company’s predecessor EBOF’s audited consolidated financial statements as of and for the year ended December 31, 2007 included the unaudited footnote with respect to the going concern status of the predecessor entity and the plans of the predecessor entity to address going concern issues.

As a result of the Share Exchange that was consummated effective June 30, 2008, we succeeded to all of the assets of the predecessor entity, as well as a substantial amount of its liabilities, including all of its trade debts, and all of its secured and unsecured structured debts and loans, and certain other liabilities of EBOF and its affiliates were assumed by us, including substantial additional debt owed to its major secured creditor, and now are direct liabilities of the Company.

Since the Share Exchange, the Company’s management has initiated a number of actions designed to stabilize the LNG Business and address multiple issue and problems inherited from the Predecessor Entity and expects to continue to implement changes to the business designed to improve operating cash flow and the Company’s financial condition. Based upon its current 2009 business plan, management anticipates that the Company will have sufficient liquidity, cash flow and other resources to meet its obligations in the ordinary course of business as such obligations arise, and expects to continue as a going concern. However, there is no assurance that management will be successful in improving operating cash flow or the Company’s financial condition, so there can be no assurance that the Company can continue as a going concern.

We will need additional capital in the future and it may not be available on acceptable terms, or at all, which will impair our ability to continue as a going concern.

Our ability to continue as a going concern long term, until the LNG Business is profitable, will be dependent on our ability to obtain additional funds through debt and equity funding as well as from expanded sales of our products. Our failure to raise such capital as needed could result in our inability to continue operations.

Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern. See Part II, Item 7, “Current Debt Obligations” and “Line of Credit.”

Our profitability is dependent upon our ability to purchase natural gas supply at prices that are low enough to allow us to convert and sell the liquefied natural gas to our customers for a price in excess of our total costs of production and sale. Natural gas is a commodity subject to significant volatility and uncertainty.

Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially. Our results of operations depend substantially on the prices of natural gas. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses and adversely affect our financial condition. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs, substantial risks and may be ineffective to mitigate these fluctuations. If a substantial imbalance occurs, our results of operations, financial conditions and business outlook could be negatively impacted. Our ability to operate at a profit is largely dependent on market prices for LNG, and the value of your investment in us may be directly affected by these market prices.

Decreases in the price of oil, gasoline and diesel fuel may slow the growth of our business and negatively impact our financial results. If the price of LNG does not remain sufficiently below the prices of gasoline and diesel, potential fleet customers will have less incentive to purchase natural gas vehicles or convert their fleets to LNG, which would decrease demand for LNG and limit our growth.

Market interest in utilizing LNG as a vehicle fuel is driven, in part, by relative prices for oil, gasoline and diesel fuel. As the prices for oil, gasoline and diesel fuel increase, the market interest in utilizing LNG as a vehicle fuel increases. However, the prices for such fuels have declined rapidly since the summer of 2008. The price for a barrel of crude oil has declined from a high of $148.35 per barrel reached on July 11, 2008 to a price of $38.00 per barrel on December 31, 2008. Average retail prices for ultra low sulfur diesel fuel in California have declined from a high of $5.03 in May and June of 2008 to $2.24 per gallon at December 31, 2008 and average retail prices for gasoline in California have declined from a high of $4.59 per gallon in June of 2008 to $1.81 per gallon at December 31, 2008. The decrease in the price of diesel and gasoline, in particular, has resulted in reduced interest in alternative fuels such as LNG. Decreased interest in alternative fuels will slow the growth of our business. In addition, to the extent that we price our  LNG fuel at a discount to these reduced diesel or gasoline prices in an effort to attract new and retain existing customers, our profit margin on fuel sales may be harmed and our financial results negatively impacted.

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because converting a vehicle to use natural gas adds to its base cost. If the prices of LNG does not remain sufficiently below the prices of gasoline or diesel, fleet operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Recent and extreme volatility in oil and gasoline prices demonstrate that it is difficult to predict future transportation fuel costs. The decline in the price of oil, diesel fuel and gasoline has reduced the economic advantages that our existing or potential customers may realize by using less expensive LNG fuel as an alternative to gasoline or diesel. The reduced prices for gasoline and diesel fuel and continuing uncertainty about fuel prices, combined with higher costs for natural gas vehicles, may cause potential customers to delay or reject converting their fleets to run on natural gas. In that event, our growth would be slowed and our business would suffer.

The volatility of natural gas prices could adversely impact the adoption of LNG vehicle fuel and our business.

In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through the end of 2008, the price for natural gas, based on the New York Mercantile Exchange (NYMEX) daily futures data, ranged from a low of $1.65 per Mcf to a high of $19.38 per Mcf. As of March 1, 2009, the NYMEX index price for natural gas was

$4.07 per Mcf. Increased natural gas prices affect the cost to us of natural gas and will adversely impact our operating margins in cases where we have committed to sell natural gas at a fixed price without a futures contract or with an ineffective futures contract that does not fully mitigate the price risk or where we otherwise cannot pass on the increased costs to our customers. In addition, higher natural gas prices may cause LNG to cost as much as or more than gasoline and diesel generally, which would adversely impact the adoption of LNG as a vehicle fuel. Conversely, lower natural gas prices reduce our revenues. Among the factors that can cause price fluctuations in natural gas prices are changes in domestic and foreign supplies of natural gas, domestic storage levels, crude oil prices, the price difference between crude oil and natural gas, price and availability of alternative fuels, weather conditions, level of consumer demand, economic conditions, price of foreign natural gas imports, and domestic and foreign governmental regulations and political conditions. The recent economic recession has resulted in significant and rapid declines in the price of natural gas.

We depend upon one primary source for transportation of our natural gas feedstock supply to our plant.

Pipeline quality, natural gas feedstock for our plant is taken directly from an adjacent, natural gas trunkline operated by El Paso Natural Gas. Any extended disruption in the operations of this trunkline, or our relationship with the operator, could have a material adverse effect on our business. Likewise, our plant site is leased from El Paso through December 14, 2020. Failure to maintain this lease agreement in good standing could have a material adverse effect on our business.

Our business is dependent upon the operation of a single natural gas liquefaction plant.

Our ability to supply our customers with LNG pursuant to our obligations under existing supply agreements is dependent primarily upon the continuing availability of supply of LNG produced by our Topock, AZ facility. Any material interruption in that supply could have a material adverse affect on our business and our ability to continue as a going concern.

Concentration of risk related to sales.

Our sales are derived principally from various governmental agencies and authorities. Our three largest customers, each of which are governmental authorities, comprised 55.0% of our sales during the six month period ended December 31, 2008, including one customer that comprised 37% of our business during such period, and is subject to a contract scheduled to expire on June 30, 2009. There is no assurance that any of these customers will continue to do business with the Company, and the loss of any of such customers could have a material adverse affect on our business and ability to continue as a going concern. In addition, changes in general economic conditions may affect the ability of various governmental agencies to continue to pursue LNG programs, which could also have a material adverse effect on our business.

We face numerous risks that are inherent in energy operations.

Our operations are subject to the hazards and risks inherent in the handling, transporting and processing of natural gas, as well as the more unique risks associated with LNG. Such risk include the encountering of unexpected pressures, explosions, fires, natural disasters, blowouts, cratering and pipeline ruptures, as well as more specific risks related to the handling of extremely frigid liquids such as LNG. Energy related operations, such as ours, involve numerous financial, business, regulatory, environmental, operating and legal risks, the hazards of which could result in personal injuries, loss of life, business interruption environmental damage, and damage to our property and the property of others. To the extent that such risks result in incidents that are uninsurable, or exceed our insurance coverages, such incidents could have a material adverse effect upon our business.

We are subject to lawsuits, claims and proceedings from time to time, and in the future we could become subject to new proceedings, and if any such proceedings are material and are successfully prosecuted against us, our business, financial conditions and results of operations could be materially and adversely affected.

From time to time, we are involved in a variety of claims, suits, investigations, proceedings and legal actions arising in the ordinary course of our business   We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

Downturns in general economic and market conditions could materially and adversely affect our business.

The U. S. economy is in a significant downturn in general economic and market conditions, and may ultimately affect our specific customers and markets. As an example, we have recently notice a trend with some of our transit customers of curtailment of routes and reductions of schedules, that may adversely impact our future business as the requirements for LNG fuel are reduced. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, including international terrorism and strife, global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the decision of major customers or potential customers regarding procurement of new vehicles designed to use LNG. An economic downturn coupled with a decline in our revenues could adversely affect our ability meet our capital requirements, support our working capital requirements and growth objectives, maintain our existing financing arrangements, or otherwise adversely affect our business, financial condition, and results of operations. As a result, any economic downturns generally or in our markets specifically, would have a material adverse effect on our business, cash flows, financial condition, and results of operations.

Our Plant is comprised of numerous, expensive capital components that may fail, require replacement, or substantial and/or extraordinary maintenance.

Such occurrences could result in the requirement to spend substantial capital or could also remove the plant from service for lengthy periods, either of which could have a material adverse effect on our business.

In several cases, we are committed to sell LNG to customers pursuant to long-term supply contracts that contain substantial penalties for failure to perform.

Circumstances that which preclude us from meeting our commitments under these contracts could arise, and could result significant unforeseen expenses that could have a material adverse effect on our business.

One major long-term supply contract, that comprises approximately 20% of our production volume, may not expire until May 2013 and obligates us to sell LNG at a substantial discount to the market price for LNG.

The losses that we suffer under this contract, and losses of other, more profitable contracts, could result in a material adverse affect on our business operations.

If we are unsuccessful in implementing our business strategy, we may enter into a financing, merger or acquisition transaction in which our shareholders incur substantial dilution of ownership interests.

If we are not successful in implementing our business strategy, we may consider a merger or other acquisition transaction under which our company would be acquired by or merged with another business entity, and we would subsequently be controlled by different management and shareholders of the other entity would likely hold a majority interest. Under such circumstances, it is unlikely that our director or any of our shareholders would have any significant input in managing the resulting business or successor corporation. It is unlikely that approval of our shareholders would be required to effect such a transaction. We are unable to predict whether or when such a transaction might be effected.

The market in which our business competes is intensely competitive and actions by competitors could render our services less competitive, causing revenue and income to decline.

Our ability to compete depends on a number of factors outside of our control, including:

•	the prices at which others offer competitive services, including aggressive price competition and discounting;
•	large swings in the price of oil which will affect the price at which the Company can purchase fuel supplies;
•	the ability of competitors to undertake more extensive marketing campaigns;
•	the extent, if any, to which competitors develop proprietary tools that improve their ability to compete; and
•	the extent of competitors’ responsiveness to customer needs.

Our reliance on third party suppliers for natural gas may hinder our ability to be profitable.

Our business will be harmed if our major customers reduce their orders or discontinue doing business with us.

We may not be able to compete effectively on these or other factors. If we are unable to compete effectively, market position, and therefore revenue and profitability, would decline.

We must continually enhance our services to meet the changing needs of our customers or perspective customers, many of which are municipalities with strict bidding guidelines, or face the possibility of losing future business to competitors.

There is no assurance that we will be profitable, and may not be able to successfully develop, manage or market our products and services, we may not be able to attract or retain qualified executives and technology personnel, our products and services may become obsolete, government regulation may hinder our business, and additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in our businesses.

We are dependent on a limited number of key personnel.

We are dependent on a limited number of key personnel, and the loss of these individuals could harm our competitive position and financial performance. Our future success depends, to a significant extent, on the continued services of our key personnel, including plant managers and other technical personnel. Competition for personnel throughout the industry is intense and we may be unable to retain our current management and staff or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current management and our staff or in attracting and motivating new personnel, plant managers, and technical personnel our business could be materially adversely affected.

We may encounter difficulties in implementing our business plan, due to the lower or a lack of estimated market growth and demand.

We may be at a competitive disadvantage with respect to our ability to purchase sufficient supply of natural gas in comparison to our competition which could offer us competition or better economic bargains than is available to us.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels, and modification or repeal of these regulations may adversely impact our business.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. In particular, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which outlines a Clean Trucks Program that calls for the replacement of 16,000 drayage trucks with trucks that meet certain clean truck standards. The Federal Maritime Commission has filed a lawsuit to block parts of the Clean Trucks Program as anticompetitive and the American Trucking Association has also filed suit to challenge specific concession requirements in the Clean Trucks Program, either of which may delay the program's implementation. Furthermore, an economic recession may result in the delay, amendment, or waiver of environmental regulations or the Clean Trucks Program due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a contracting economy. The delay, repeal or modification of federal or state regulations or programs that encourage the use of cleaner vehicles, and in particular the Clean Trucks Program outlined in the San Pedro Bay Ports Clean Air Action Plan, could have a detrimental effect on the U.S. natural gas vehicle industry, which in turn, could slow our growth and adversely affect our business.

Our growth depends in part on tax and related government incentives for clean burning fuels. A reduction in these incentives would increase the cost of natural gas fuel and vehicles for our customers and could significantly reduce our revenue.

Our business depends in part on tax credits, rebates and similar federal, state and local government incentives that promote the use of natural gas as a vehicle fuel in the United States. The federal excise tax credit of $0.50 per liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, is scheduled to expire December 31, 2009. Based on the service relationship we have with our customers, either we or our customers are able to claim the credit  The failure to extend the federal excise tax credit for natural gas, or the repeal of federal or state tax credits for the purchase of natural gas vehicles or natural gas fueling equipment, could have a detrimental effect on the natural gas vehicle industry, which, in turn, could adversely affect our business and results of operations. In addition, if grant funds were no longer available under existing government programs, the purchase of or conversion to natural gas vehicles and station construction could slow and our business and results of operations could be adversely affected. Any reduction in tax revenues associated with an economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction and impair our ability to grow our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

To expand our business, we must develop new fleet customers and obtain and fulfill LNG fueling contracts from these customers. We cannot guarantee that we will be able to develop these customers or obtain these fueling contracts. Whether we will be able to expand our customer base will depend on a number of factors, including: the level of acceptance and availability of natural gas vehicles, the growth in our target markets of infrastructure that supports LNG sales and our ability to supply LNG at competitive prices. The recent and rapid decline in oil, diesel and gasoline prices has resulted in decreased interest in alternative fuels like LNG. In addition, recent disruption in the capital markets has severely reduced the availability of debt financing to support the purchase of LNG vehicles and investment in LNG infrastructure. If our potential customers are unable to access credit to purchase natural gas vehicles it may make it difficult or impossible for them to invest in natural gas vehicle fleets, which would impair our ability to grow our business.

The infrastructure to support gasoline and diesel consumption is vastly more developed than the infrastructure for natural gas vehicle fuels.

Gasoline and diesel fueling stations and service infrastructure are widely available in the United States. For natural gas vehicle fuels to achieve more widespread use in the United States and Canada, they will require the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, and our industry, as well as government and clean air groups, and we may face resistance from oil and other vehicle fuel companies. A prolonged economic recession and continued disruption in the capital markets may make it difficult or impossible to obtain financing to expand the natural gas vehicle fuel infrastructure and impair our ability to grow our business. There is no assurance natural gas will ever achieve the level of acceptance as a vehicle fuel necessary for us to expand our business significantly.

A decline in the demand for vehicular natural gas would reduce our revenue and negatively affect our ability to sustain our revenue growth.

We derive our revenue primarily from sales of LNG as a fuel for fleet vehicles, and we expect this trend will continue. A downturn in demand for LNG would adversely affect our revenue and ability to sustain and grow our operations. Circumstances that could cause a drop in demand for LNG vehicle fuel are described in other risk factors and include a reduction in supply of natural gas, changes in governmental incentives, the development of other alternative fuels and technologies, continued economic contraction, prolonged disruption in the capital markets, lower prices for competing fuels such as diesel and gasoline, any sustained increase in the price of natural gas relative to gasoline and diesel and consumption reductions by fleet operators.

Truck and engine manufacturers produce very few originally manufactured natural gas vehicles and engines for the U.S. markets, which may restrict our sales.

Limited availability of natural gas vehicles restricts their wide scale introduction and narrows our potential customer base. Currently, original equipment manufacturers produce a small number of natural gas engines and vehicles, and they may not make adequate investments to expand their natural gas engine and vehicle product lines. Manufacturers of medium and heavy-duty vehicles produce only a narrow range and number of natural gas vehicles. The technology utilized in some of the heavy-duty vehicles that run on LNG is also relatively new and has not been previously deployed or used in large numbers of vehicles. As result these vehicles may require servicing and further technology refinements to address performance issues that may occur as vehicles are deployed in large numbers and are operated under strenuous conditions. If potential heavy duty LNG truck purchasers are not satisfied with truck performance, it may delay or impair the growth of our LNG fueling business. Further, North American truck manufacturers are facing significant economic challenges that may make it difficult or impossible for them to introduce new natural gas vehicles in the North American market or continue to manufacture and support the limited number of available natural gas vehicles. Due to the limited supply of natural gas vehicles, our ability to promote natural gas vehicles and our sales may be restricted, even if there is demand.

There are a small number of companies that convert vehicles to operate on natural gas, which may restrict our sales.

Conversion of vehicle engines from gasoline or diesel to natural gas is performed by only a small number of vehicle conversion suppliers that must meet stringent safety and engine emissions certification standards. The engine certification process is time consuming and expensive and raises vehicle costs. In addition, conversion of vehicle engines from gasoline or diesel to natural gas may result in vehicle performance issues or increased maintenance costs which could discourage our potential customers from purchasing converted vehicles that run on natural gas. Without an increase in vehicle conversion options, vehicle choices for fleet use will remain limited and our sales may be restricted, even if there is demand.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel or hybrid engines, demand for natural gas vehicles may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than LNG have the potential to slow adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost-effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. In addition, a prototype heavy-duty electric truck model was recently introduced at the ports of Los Angeles and Long Beach. Use of electric heavy-duty trucks or the perception that electric heavy-duty trucks may soon be widely available and provide satisfactory performance in heavy-duty applications may reduce demand for heavy-duty LNG trucks. In addition, hydrogen and other alternative fuels in experimental or developmental stages may eventually offer a cleaner, more cost-effective alternative to gasoline and diesel than natural gas. Advances in technology that slow the growth of or conversion to natural gas vehicles or which otherwise reduce demand for natural gas as a vehicle fuel will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and ability to compete with other alternative fuels.

Our ability to supply LNG to new and existing customers is restricted by limited production of LNG and by our ability to source LNG without interruption and near our target markets.

Production of LNG in the United States is fragmented. LNG is produced at a variety of smaller natural gas plants around the United States as well as at larger plants where it is a byproduct of their primary natural gas production. It may become difficult for us to obtain additional LNG without interruption and near our current or target markets at competitive prices. If our LNG liquefaction plant, or any of those from which we purchase LNG, are damaged by severe weather, earthquake or other natural disaster, or otherwise experiences prolonged downtime, our LNG supply will be restricted. If we are unable to supply enough of our own LNG or purchase it from third parties to meet existing customer demand, we may be liable to our customers for penalties. An LNG supply interruption would also limit our ability to expand LNG sales to new customers, which would hinder our growth. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG to our customers from distant locations, our operating margins will decrease on those sales.

Oil companies and natural gas utilities, which have far greater resources and brand awareness than we have, may expand into the natural gas fuel market, which could harm our business and prospects.

There are numerous potential competitors who could enter the market for LNG as vehicle fuel. Many of these potential entrants, such as integrated oil companies and natural gas utilities, have far greater resources and brand awareness than we have. If the use of natural gas vehicles increases, these companies may find it more attractive to enter the market for natural gas vehicle fuels and we may experience increased pricing pressure, reduced operating margins and fewer expansion opportunities.

If we do not have effective futures contracts in place, increases in natural gas prices may result in sales of fuel at a loss.

During the period ended December 31, 2008, we sold and delivered approximately 37% of our total LNG under contracts that provided a fixed price or a price cap to our customers. At any given time, however, the market price of natural gas may rise and our obligations to sell fuel under fixed price contracts may be at prices lower than our fuel purchase or production price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition.

Our plan for 2009 is to selectively purchase futures contracts to hedge our exposure to variability related to our fixed price contracts. However, such contracts may not be available or we may not have sufficient financial resources to secure such contacts. If we are not economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers' contracts.

Compliance with potential greenhouse gas regulations affecting our LNG plant may prove costly and negatively affect our financial performance.

Arizona is part of the Western Climate Initiative to help combat climate change, that is seeking legislation to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may regulate the greenhouse gas emissions produced by our LNG production plant in Arizona and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of greenhouse gas emissions from our LNG plant and these unknown costs are not contemplated in the financial terms of our customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

Natural gas operations entail inherent safety and environmental risks that may result in substantial liability to us.

Natural gas operations entail inherent risks, including equipment defects, malfunctions and failures and natural disasters, which could result in uncontrollable flows of natural gas, fires, explosions and other damages. For example, operation of LNG pumps requires special training and protective equipment because of the extreme low temperatures of LNG. LNG tanker trailers have also in the past been, and may in the future be, involved in accidents that result in explosions, fires and other damage. Improper refueling of LNG vehicles can result in venting of methane gas. These risks may expose us to liability for personal injury, wrongful death, property damage, pollution and other environmental damage. We may incur substantial liability and cost if damages are not covered by insurance or are in excess of policy limits.

Our business is heavily concentrated in the western United States, particularly in California and Arizona. Continuing economic downturns in these regions could adversely affect our business.

Our operations to date have been concentrated in California and Arizona. A continuing decline in the economy in these areas could slow the rate of adoption of natural gas vehicles, reduce fuel consumption or reduce the availability of government grants, any of which could negatively affect our growth.

Our business is highly regulated.

We are subject to various stringent federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations, and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns. We cannot assure you that we will be at all times in complete compliance with these laws, regulations or permits. In addition, we expect to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

In addition, the hazards and risks associated with producing and transporting our products (such as fires, natural disasters, explosions, abnormal pressures and spills) may result in personal injury claims or damage to property, natural resources and third parties. As protection against operating hazards, we will maintain insurance coverage against some, but not all, potential losses. The occurrence of events which result in significant personal injury or damage to our property, natural resources or third parties that is not fully covered by insurance could have a material adverse impact on our results of operations and financial condition.

We may be required to issue up to an additional 1,100,000 shares to our senior secured lender in the event that our stock price does not trade at over $10 per share at certain given dates.

Pursuant to agreements with our senior secured lender (“Fourth Third”), we are required to issue shares to Fourth Third to make them “whole” in the event that the assumed value of our shares does not trade at or above $10 per share, up to a maximum of 1,100,000 shares. This share issuance is subject to factors outside our control and, if we are required to issue shares, such issuances would be highly dilutive.

The conversion provisions of the promissory note with Black Forest International, LLC may require issuances of significant amounts of additional shares, that may be highly dilutive to shareholders.

The balance of this note is currently convertible into 700,000 PNG shares at the current conversion rate of $.09 per share. The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share. The conversion rate adjustment provisions provide for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Furthermore, the note has no stated maturity date, and does not provide for prepayment in the absence of consent by the holder. The extent of the dilution that may result from the application of the conversion provisions may limit our ability to obtain additional capital investment. Although we plan to address the punitive provisions of the Note either through negotiations and/or litigation, we may not be able to succeed in eliminating their provisions.

A majority of our stock is beneficially owned by a single stockholder whose interests may differ from other shareholders and who will be able to exert significant influence over our corporate decisions, including a change of control.

As of December 31, 2008, Sandell Asset Management and affiliates (collectively, “Sandell”) beneficially owned in the aggregate 60% of our outstanding common stock. As a result, Sandell will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Sandell may also have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company, and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

Our operating results may fluctuate significantly, and these fluctuations may cause our stock price to decline.

Our operating results will likely vary in the future primarily as a result of fluctuations in our revenues and operating expenses, including the coming to market of oil and natural gas reserves that we are able to develop, expenses that we incur, the prices of oil and natural gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We have never paid cash dividends and are not likely to do so in the foreseeable future.

We have never paid cash dividends to our shareholders and we do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

There has been a limited trading market for our common stock and no significant trading market.

The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists. It is anticipated that there will be a limited trading market for the Company's common stock. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

The common stock may not be actively traded, and the bid and asked prices for our common stock on the OTCBB may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	announcements of new acquisitions, reserve discoveries or other business initiatives by our competitors;

•	our ability to take advantage of new acquisitions, reserve discoveries or other business initiatives;

•	fluctuations in revenue from our oil and gas business as new reserves come to market;

•	changes in the market for natural gas commodities and/or in the capital markets generally;

•	changes in the demand for LNG, including changes resulting from the introduction or expansion of alternative fuels;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new products available to the industry;

•	announcements by relevant governments pertaining to incentives for alternative energy development programs;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•
significant sales of our common stock, including sales by the investors following registration of the shares of common stock issued in this Offering and/or future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

The Company’s common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its stock cumbersome and may adversely affect trading and liquidity of the common stock and, accordingly, reduce the value of an investment in our common stock.

A stock is considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the "penny stock" rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;

•	receive the purchaser's written consent to the transaction prior to the purchase; and

•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements which may have a material adverse effect on the trading of our shares.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                    Description Of Property.

The Company’s Topock, Arizona facility is an operating, natural-gas liquefaction plant located in Arizona near the Arizona-California state line and is owned by the Company. It has insulated storage tanks, kept above ground and serves metropolitan markets in Arizona, California and Nevada. The plant’s natural gas feedstock is supplied by an El Paso natural gas pipeline located immediately adjacent to the Company’s facility. The facility is physically located on approximately 1.882 acres of land leased from El Paso. The lease expires on December 14, 2020.

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas Texas 75230. This operating lease covers 1800 sq ft of office space and expires on October 31, 2009.

Item 3.                    Legal Proceedings.

Clean Energy.  The Company has been served with a summons and complaint in an action commenced against it by Clean Energy Fuels Corp., a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleges that the Company breached its written agreement to supply Liquefied

Methane Gas (LMG) and is seeking damages and an injunction compelling the Company to abide its contractual obligations. At the same time Clean Energy filed the action, it also moved for issuance of a preliminary injunction. The Company has answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys’ fees it will incur in defending the action. The Company also filed opposition to the motion for a preliminary injunction. A hearing on the motion was held on August 4, 2008. The Court subsequently denied the Clean Energy’s request for a preliminary injunction. While the Company has asserted a number of defenses and affirmative defenses, no assurance can be made that the Company will be successful in defending this lawsuit. An adverse ruling could have an adverse effect on the Company.

Kelley.  In December 2008, Ken Kelley and certain affiliated parties filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company.

The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges various other claims and assertions, including that other payables are owed to the Kelley group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

Kelley and affiliates have also informally asserted other claims in connection with the transactions that resulted in the acquisition of the LNG Business by EBOF. Management believes that these allegations are without merit. The Company has, however, included an accrual in its balance of a liability in the amount of $947,000 to reflect the amounts alleged to be due in the pending litigation, as well as to reflect the contingent issuance of shares claimed by Kelley and affiliates.

Customer Matters:
In September 2008, one of our transit customers notified us that it was assessing penalties of $200,000 related to our alleged failure to comply with certain terms of our LNG supply contract with this customer. In early 2009, we agreed to a settlement of this issue that required us to pay the amount of $50,000 and to further comply with certain performance measures during the six-month period following the settlement. In the event that the Company fails to comply with the conditions of the settlement, the remaining penalties could be reinstated, requiring us to pay the remainder of the alleged penalties. We recognized the $50,000 penalty in 2008 as an expense.

Many of our customer contracts include substantial penalties for non-compliance, and we are occasionally involved in disputes with customers regarding compliance with contractual terms, applicability of liquidated damages, and various other matters of contractual compliance, performance, and/or interpretation. Management does not believe that any such disputes which currently exist are likely to result in a material adverse change in the financial condition of the Company.

Other Matters:
From time to time, we are involved in a variety of claims, suits, investigations, proceedings, and legal actions arising in the ordinary course of our business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition, or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

Item 4.                     Submission Of Matters To A Vote Of Security Holders.

None.

PART II

Item 5.	Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Dividends.

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Our common stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol PNGX. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2007	0.5	0.3
June 30, 2007	0.7	0.3
September 30, 2007	0.75	0.3
December 31, 2007	0.35	0.15
March 31, 2008	0.35	0.15
June 30, 2008	4.7	0.15
September 30, 2008	10.5	2.0
December 31, 2008	5.0	1.0

Holders.

As of March 12, 2009, we had 10,013,019 shares of our common stock outstanding which were held by 198 stockholders of record and approximately 300 beneficial stockholders.

Recent Sales Of Unregistered Shares.

None.

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which are made only as of the date of this annual report.  Important factors that may cause actual results to differ from expectations and projections, include, for example: the success or failure of management’s implementation of the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to obtain a source of funds on terms that are acceptable; the ability of the Company to compete with other companies that supply LNG to user ; and the effect of changing economic conditions impacting our plan of operation.

We believe that the statements in this annual report on Form 10-K that we make regarding the following matters, by their nature, are forward-looking:

•	our ability to capture a substantial share of the significant anticipated growth in the market for natural gas as a vehicle fuel and to enhance our leadership position as that market expands;

•	any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers;

•	any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets;

•	any plans to expand our sales and marketing team and to hire sales experts to focus on targeted metropolitan areas;

•	any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility;

•	developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles;

•	estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards;

•	more stringent emissions requirements continuing to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles;

•	anticipated federal and state certification of additional natural gas vehicle models in 2009;

•	expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports;

•	future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen;

•	prices for gasoline and diesel continuing to be higher than the price of natural gas as a vehicle fuel;

•	estimated incremental costs, annual fuel usage, fuel costs, and annual fuel cost savings for vehicles using natural gas instead of gasoline or diesel;

•	impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines;

•	impact of environmental regulations on the use of natural gas as a vehicle fuel;

•	the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel;

•	our continued receipt of the Volumetric Excise Tax Credit;

•	projected capital expenditures, project development costs and related funding requirements;

•	any plans to retain all future earnings to finance future growth and general corporate purposes;

•	estimated costs to cover the increased price of natural gas above the inherent prices embedded in our customers' fixed price and price cap contracts;

•	any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts;

•	costs associated with remaining in compliance with government regulations and laws;

•	our ability to obtain waivers for breach of covenants; and

•	access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing.

The foregoing list is not intended to be an exhaustive list of all of our forward-looking statements. Although the forward-looking statements in this annual report on Form 10-K reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” contained in this annual report on Form 10-K. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report on Form 10-K will prove to be accurate. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this annual Report on Form 10-K with the Securities and Exchange Commission, to conform these statements to actual results, or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this annual report on Form 10-K.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

On June 30, 2008, PNG Ventures Inc., a Nevada corporation (“PNG” or the “Company” or “us” or “we”) entered into and completed an acquisition pursuant  to a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”), as sellers, and its wholly owned subsidiary, New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, in exchange for the issuance of 7,000,000 shares of the common stock of the Company (“Exchange Shares”) to ELNG, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).   The assets and business which were acquired by us as a result of the Share Exchange, include a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.

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

In all, the subsidiaries of New ELNG, which are now owned by us as a result of the Share Exchange, include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock, Arizona plant, Applied LNG Technologies USA, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Dual Fuels, Inc. (“Earth Leasing”). Arizona LNG, Applied LNG, Fleet Star and Earth Leasing are sometimes collectively referred to herein as the “New ELNG Subsidiaries.” The primary asset of the Company is a liquefied natural gas (LNG) processing facility and related equipment located in Topock, Arizona.

Prior to the acquisition of New ELNG, PNG had no operating business revenues and was a blank check company.

Current Business

Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, and in particular LNG, as a vehicle fuel and to enhance our leadership position as that market expands.

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to customers for non-vehicle use. We also own one public LNG fueling station from which we sell LNG to numerous parties. We produce LNG at our liquefaction plant in Arizona, but also purchase approximately 10% of our LNG supplies from third-parties, typically on spot contracts. We sell LNG principally through supply contracts that are normally on an index-plus basis, although we also occasionally enter into fixed-price contracts.

We are headquartered in Dallas, Texas. The LNG Business, generally known externally as “Applied LNG” or “ALT”, conducts its operations principally in Arizona and California.

Management believes that Applied LNG’s processing facility in Topock, AZ, which has been acquired as a result of the Share Exchange, is capable of producing approximately 86,000 gallons of vehicle-grade LNG per day. LNG produced by this plant is sold primarily to municipal and commercial fleet customers located along the west coast of California.

Applied LNG offers turnkey fuel solutions, including clean LNG fuel (99% methane gas) and delivery, equipment storage, fuel dispensing equipment and fuel loading facilities.

We produce LNG at our Topock, AZ plant by processing pipeline quality natural gas through various purification applications, and then refrigerating such gas to a temperature of approximately -260 degrees F. Once liquefied, the LNG is stored at our plant site in above ground, cryogenic storage tanks and ultimately shipped via tractor trailers to customer sites. We sell LNG to approximately 50 customers located in Arizona, California, and Nevada, who utilize the LNG principally as transportation fuel for heavy-duty vehicle fleets. Typical customer fleet applications include city and regional busses, garbage hauling trucks, heavy-duty tractors, port drayage trucks, and various other similar applications.

The Topock, AZ production facility is located approximately one mile east of Arizona’s border with California. The facility serves metropolitan markets in Arizona, California, and Nevada. The plant’s natural gas feedstock is supplied by an El Paso natural gas pipeline located immediately adjacent to our plant.

One of the largest markets in the U.S. for clean, vehicle-grade LNG today is Southern California and surrounding areas. This market has been the focus of Applied LNG’s efforts for over ten years. In recent years, various governmental agencies in California, Arizona and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such a LNG.

Special cryogenic tank trailers are used to transport LNG from our plant site to customer sites. We own several of these specialty trailers, but also lease sufficient additional trailers from third parties to accommodate the logistics of our shipment needs.

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230.

Current Debt Obligations

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008. In conjunction with this Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of December 31, 2009 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, base upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010. As of December 31, 2008, the Company was fully in compliance with all terms of the Credit Agreement.

On January 1, 2009, the Company entered into a modification to its Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with the lender. As part of this agreement, 1,100,000 shares were issued to the lender as additional consideration for the amended credit agreement. And, up to an additional 1,100,000 shares may be issued to the lender in the future upon the occurrence of certain circumstances. This agreement also grants lender certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the Amended Credit Agreement were recorded as a discount to the note based on relative fair values in the amount of $156,795. As of December 31, 2008, there was $39,645 amortized on the discount.

Line of Credit

In connection with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of prime plus

2%, and includes provisions for other monthly fees for services provided under the agreement. During the 3rd quarter of 2008, this line of credit was increased to a maximum of $3.0 million. As of December 31, 2008, the outstanding balance related to the line of credit was $1,871,000. The Company’s average annualized costs associated with this facility is approximately 20%.

On February 27, 2009, the maturity date on this revolving line of credit was extended to March 1, 2010. In addition, the line of credit was reduced to $2.5 million, and the interest rate was modified to Libor plus 7%, with the Libor rate subject to a floor of 2%. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of .75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Convertible Debt

In connection with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note. Proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of December 31, 2008 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly. The note has no maturity date, but is due upon demand.

The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share. The conversion rate adjustment provisions provide for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Further, the note has no stated maturity date, and does not provide for prepayment in the absence of consent by the holder. The extent of the dilution that may result from the application of the conversion provisions may limit our ability to obtain additional capital investment. Although we plan to address the punitive provisions of the Note either through negotiations and/or litigation, we may not be able to succeed in eliminating their provisions.

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009. The note is convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares. The Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $162,459 as of December 31, 2008. During the last half of 2008, $103,000 of the Note was converted to 1,190,000 common shares, leaving a remaining balance on the note as of December 31, 2008 was $67,500, net of the remaining discount of $8,541.

Private Convertible Debt Financing

Effective as of August 19, 2008, PNG Ventures, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (the “Investor”) pursuant to which the Investor purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2008, the Investor also owned a beneficial interest of 60.38% of the outstanding common shares of PNG. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to the Investor in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended and Restated Credit Agreement.

The Note matures on August 19, 2010 (the “Maturity Date”) however, the Maturity Date may be extended at the option of the Investor through August 19, 2012.

The Note is convertible at the option of the Investor at any time into shares of common stock, $0.001 par value (the “Common Stock”) at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”) subject to adjustment under certain circumstances.

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment under certain circumstances. At the date of original issuance, the warrants had a relative fair value of $58,566. Amortization on the related debt discount totaled $10,708 as of December 31, 2008.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note is due on September 25, 2009, and requires monthly payments of $25,000 per month. If the note is not paid in full on maturity, then the interest rate on any remaining balance shall revert to the highest lawful rate, as defined, but in no event higher than 18% per annum until such time as the note is fully paid. Under certain conditions, including the sale by PNG of its common stock in a public offering, the due date of the note may be accelerated. The balance of this note as of December 31, 2008 was $1,763,583.

In connection with the Share Exchange, the Company became liable to a vendor that had previously provided, but not been paid for, transportation services to the Predecessor Entity for natural gas feedstock to the plant. The Company agreed to an informal arrangement to retire this liability over time. Generally, PNG has agreed to make payments toward this trade debt in the amount of $20,000 per month, with no interest due. As of December 31, 2008, the balance owed to the vender was $1,032,428. The trade debt arose from transactions between the Vendor and the Predecessor Entity in January and February 2008.

Other current liabilities

The Company has recorded an accrual in the amount of approximately $947,000 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company.

Results of Operations—PNG Ventures, Inc.

The accompanying financial statements include a consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows for the Predecessor Entity as of and for the year ended December 31, 2007. In addition, the financial statements include a consolidated statement of operations and consolidated statement of cash flows for the Predecessor entity for the six month period ending June 30, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States from the historical accounting records of Earth LNG, Inc. and are presented on a historical basis until June 30, 2008, the date of the Share Exchange.

The accompanying financial statements also include a consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and consolidated statement of cash flows for the Successor Entity as of and for the six month period ended December 31, 2008.

For management discussion and analysis purposes, we are including, for comparison purposes, certain key statements of operations data for the year ended December 31, 2008. This data represents the mathematical addition of the results for the Predecessor Entity for the period January 1, 2008 to June 30, 2008 and for the Successor Entity for the period July 1, 2008 to December 31, 2008, and is presented, in the table below, as “adjusted” December 31, 2008 data. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statements of operations data for such periods.

Also, in the interest of presenting a meaningful comparison of operating data, we are including a comparison of operating data for the Predecessor entity for the six month period ended June 30, 2008 as compared to the Successor entity for the six month period ended December 31, 2008.

The new basis of accounting resulting from the share exchange effective as of June 30, 2008 and related financing had a significant effect on statements of operations data for the subsequent period and reflects additional depreciation of property, plant and equipment and interest expense on debt which is not comparable to the Predecessor Entity.

	Six Months Ended (dollars in thousands)		Twelve Months Ended (dollars in thousands)
	Successor December 31, 2008	Predecessor June 30, 2008	Adjusted December 31, 2008	Predecessor December 31, 2007

Statement of Operations Data:
Revenue	$17,099	$14,804	$31,903	$26,068
Cost of revenue	12,814	13,500	26,314	20,876
Gross profit	4,285	1,304	5,589	5,192
Compensation	959	531	1,490	992
Other selling, general and administrative expenses	1,948	1,628	3,576	2,363
Depreciation	1,142	753	1,895	1,734
Operating income	236	(1,608)	(1,372)	103
Interest expense, net	(3,674)	(3,147)	(6,821)	(3,519)
Other income (expenses)	—	372	372	(219)
Net loss before income tax provision	(3,438)	(4,383)	(7,821)	(3,635)
Net Loss	$(3,438)	$(4,383)	$(7,821)	$(5,276)

Year Ended December 31, 2008 (as defined) compared to December 31, 2007:

Revenue.  Total revenue for 2008 increased $5.8 million, or 22%, to approximately $31.9 million from approximately $26.1 million in 2007. The increase in total revenues is due almost entirely to an approximate 21% increase in the average sales price of LNG, due principally to generally higher prices for natural gas. The volume of LNG sold during each of 2008 and 2007 was 24.1 million gallons, the Topock plant contributed 92% and 97% of these volumes, respectively. The remaining volumes were provided from LNG production facilities located in other areas of the country.

Cost of Sales.   The types of expenses included in the cost of sales line item include the cost of natural gas, transportation charges, purchasing and receiving costs, terminal fees for storage and loading. ELNG’s cost of sales excludes depreciation, amortization, and compensation related to the production of LNG. Cost of sales in 2008 increased $5.4 million, or 26.0%, to approximately $26.3 million from approximately $20.9 million for 2007. ELNG’s cost of goods sold is mainly affected by the cost of natural gas prices, and volumes sold. Since the volumes of LNG sold during both periods was approximately the same, virtually all of the increase in cost of sales is attributable the generally higher market prices of pipeline quality natural gas during 2008.

As an additional note, during most of the six month period ended June 30, 2008, the Predecessor Entity had a “swap” agreement in place with its former parent company, whereby the former parent agreed to assume the risk or benefit of securing gas supplies at spot prices, and guaranteeing a fixed monthly price to the company. Since gas prices were generally trending up during this period, the former parent sustained loss as a result of the Swap agreement. Had this agreement not been in place, the Predecessor Entity would have recorded additional cost of sales related to gas procurements during the six-months ended June 30, 2008 of approximately $2 million.

Gross Profit and Margin:  Gross profit increased from $5.2 million in 2007 to $5.6 million in 2008; however, the gross profit margin declined from 19.9% in 2007 to 17.5% in 2008. Virtually all of this decline can be attributed to increasing gas prices in 2008. Many of our customer contracts contain index plus pricing provisions that lock our margins to a fixed increment over the applicable gas index price. Accordingly, in periods of rising natural gas prices, our revenues may increase, without a corresponding increase in gross margin. Management considers that the margin per LNG gallon sold is a more meaningful metric of performance. Margins per LNG gallon sold were $0.232 in 2008 and $0.215 in 2007.

Compensation Expenses.  Compensation expenses increased from approximately $1.0 million in 2007 to $1.5 million in 2008. Virtually all of this increase occurred subsequent to the share exchange during the last six months of 2008, and is associated with increased staffing, related principally to the separation of the LNG Business from the former parent.

Other Operating Expenses.  The types of expenses included in other operating expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses during 2008 increased approximately $1.2 million, or approximately 51% higher than the level 2007. The 2008 cost increases over the 2007 costs related primarily to repairs and maintenance, plant operating costs, professional services, insurance costs, and other miscellaneous expenses, many of which relate to the period subsequent to the Share Exchange.

Interest Expenses.  Interest expenses increased by $3.3 million in 2008 due to substantially higher debt levels, and to the assumption of additional term debt facilities as part of the share exchange, and also due to substantial amortization of deferred financing expenses, also related to the share exchange. Total interest bearing debt was approximately $39 million as of December 31, 2008, compared to $20 million as of December 31, 2007. In addition, interest expense during 2008 includes non-cash amortization debt discount of $1.3 million compared to $.5 million in 2007.

Six Months Ended December 31, 2008(Successor Entity) Compared to Six Months Ended June 30, 2008 (Predecessor Entity)

Revenue.  Total revenue for the six months ended December 31, 2008 increased $2.3 million, or 15.5%, to approximately $17.1 million. The increase in total revenues is due in part to a 9.5% increase in the volume of LNG sold, and in part to an 1.5% increase in the average price of LNG sold. Total LNG gallons sold during the last half of the year were 12.6 million gallons, compared to 11.5 million gallons during the first half of the year. The Topock plant provided 88% and 98%, of LNG gallons sold during the last half of 2008 and first half of 2008, respectively, representing plant efficiency factors of 70% and 72%, respectively.

Cost of Sales.   The types of expenses included in the cost of sales line item include the cost of natural gas, transportation charges, purchasing and receiving costs, terminal fees for storage and loading. ELNG’s cost of sales excludes depreciation, amortization, and compensation related to the production of LNG. Cost of sales for the last half of 2008 decreased by $.7 million as compared to the first half of 2008, due in part to falling natural gas prices during late 2008, but offset by a 9.5% increase in the volume of LNG gallons sold.

Gross Profit and Margin:  Gross profit increased from $1.3 million in the first half of 2008 to $4.3 million in the last half 2008, an increase of 228%. The gross profit margin increased from 8.9% in the first half of 2008 to 25.1% in the last half of 2008. Margins per LNG gallon sold were $0.34 in the last half of 2008 compared to $0.113 in the first half of 2008. Most of the improvement in margin per LNG gallon sold can be attributed to better natural gas feedstock procurement practices that were implement after the Share Exchange, and by the favorable effect of one major fixed price customer contract that commenced on July 1, 2008, coupled with generally declining natural gas prices during the last half of 2008.

Compensation Expenses:  Compensation expenses increased from approximately $.5 million in the first half of 2008 to $1.0 million in the last half of 2008. Virtually all of this increase occurred as a result of the Share Exchange, and is associated with increased staffing, related principally to the separation of the LNG Business from the former parent.

Other Operating Expenses. The types of expenses included in other operating expenses include office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses for the last half of 2008 increased approximately $320,000, or approximately 41%. This increase over the cost levels experienced during the first half of 2008 relates primarily to repairs and maintenance, plant operating costs, professional services, insurance costs, and other miscellaneous expenses, much of which relates to the addressing and correction of operations subsequent to the Share Exchange.

Liquidity and Capital Resources

The Company's primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of December 31, 2008, the Company's liquidity and capital resources included cash and cash equivalents of $419,000.

In conjunction with the acquisition of the LNG business, PNG assumed substantial obligations of the LNG business, including the $34 million Amended and Restated Credit Facility,  and the line of credit, as well as other debts described in the Notes to the financial statements, and trade payable accounts of the LNG business. As of December 31, 2008, the Company had a negative working capital of approximately $3.4 million, and substantial future interest and principal payments related to its credit facilities and other structured debts. As a result, the Company expects to seek additional equity capital in order to reduce its overall debt and strengthen its financial condition. While management believes that the company can continue as a going concern, there is no assurance that attempts to secure additional equity financing will be successful, nor that the Company can continue as a going concern.

The Company believes that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our new senior secured credit facility are marginally sufficient to finance the current requirements of our operations and anticipates the need for future equity investment and/or a restructuring of the Company’s existing indebtedness. The Company will need additional capital to continue its business plan and increase capacity at its Topock facility. Management also intends to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require the company to expand is marketing efforts, as well as its current area of geographic operations. This growth strategy will require additional equity capital to fund both capital and operating requirements. While management believes that equity capital to fund growth may be available, there is no assurance that such capital can be secured.

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

Much of our debt outstanding includes warrants and/or common stock derivatives that could result in substantial dilution to existing and prospective shareholders, thereby potentially increasing the difficulty in securing new debt or equity financings. Virtually all of the existing derivatives include anti-dilution provisions and conversion price redetermination provisions that potentially exacerbate the problem. In particular, the remaining portion of the Black Forest Note is currently convertible into 700,000 PNG shares at the current conversion rate of $.09 per share. The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share. The note and its embedded conversion rate adjustment provisions are considered extremely punitive and toxic, since the adjustment provision provides for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Under the terms of the note, the conversion price is subject to unlimited adjustments. Further, the note has no due date, and the note cannot be prepaid in the absence of consent by the holder. The extent of the dilution that may result from the application of the conversion provisions may limit our ability to obtain additional capital investment. Although we plan to address the punitive provisions of the Note either through negotiations and/or litigation, we may not be able to succeed in eliminating their adverse effect.

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

Net cash used by operating activities was approximately $984,000 during the six months ended December 31, 2008 compared to cash provided by operating activities of $.8 million during the first half of 2008. Much of the cash consumed in the operation during the last half of 2008 can be attributed to sales growth (increase in receivables), and improvements in the Company’s aging of accounts payable. Management believes that operating activities are substantially more stable now than at the closing of the Share Exchange, and expects that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the last half of 2008 was approximately $381,000, most of which related to capital expenditures, principally related to major maintenance and equipment replacements at the Topock facility during September 2008. Management expects that equipment replacements at Topock of this magnitude will likely occur every year.

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

Impairment of Long-Lived Assets  — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

Recent Accounting Announcements:

In December 2007, the Financial Accounting Standards Board issued FASB No. 141R, “Business Combinations.” FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141R will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company's consolidated financial statements will depend on the nature, terms, and size of business combinations that occur after the effective date.

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

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under SFAS 159.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of fiscal 2009.

In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

Recent Events

Cem Hacioglu, a director of the Company, was appointed by the Company’s Board of Directors as President and Chief Executive Officer, effective February 16, 2009. Mr. Hacioglu remains a director of the Company, but has resigned his employment with Sandell Asset Management Corp., an affiliate of Castlerigg PNG Investments, LLC, effective February 16, 2009. The appointment, and a copy of Mr. Hacioglu’s employment agreement, were included in the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2009.

On January 1, 2009, the Company entered into a modification to its Secured Credit agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

On February 27, 2009, the maturity date on the revolving line of credit was extended to March 1, 2010. In addition, the line of credit was reduced to $2.5 million, and the interest rate was modified to Libor plus 7%, with the Libor rate subject to a floor of 2%. The amendment also added a prepayment penalty in the amount of $25,000, a loan processing fee of .75% of the average loan amount outstanding, payable monthly, and a loan processing fee of $25,000 paid upon execution of the amendment.

Item 7A.                 Quantitative and Qualitative Disclosures about Market Risk.

Commodity Risk.    We are subject to market risk with respect to our sales of natural gas, which has historically been subject to volatile market conditions. Our exposure to market risk is heightened when we have a fixed price sales contract with a customer that is not covered by a futures contract, or when we are otherwise unable to pass through natural gas price increases to customers. Natural gas prices and availability are affected by many factors, including weather conditions, overall economic conditions and foreign and domestic governmental regulation and relations.

Natural gas costs represented 71% of our cost of sales for the six month period ended December 31, 2008. Prices for natural gas during 2008, based on the NYMEX daily futures data, have ranged from a low of $5.21 per MMBtu to a high of $13.69 per MMBtu. At December 31, 2008, the NYMEX index price of natural gas was $5.62 per MMBtu.

To reduce price risk caused by market fluctuations in natural gas, we may enter into exchange traded natural gas futures contracts. These arrangements also expose us to the risk of financial loss in situations where the other party to the contract defaults on its contract or there is a change in the expected differential between the underlying price in the contract and the actual price of natural gas we pay at the delivery point. We account for these futures contracts in accordance with SFAS 133.

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to changing market conditions. The net effect of the realized and unrealized gains and losses related to these derivative instruments for the six-month period ended December 31, 2008 was a $176,000 decrease to pre-tax income.

We currently have one major fixed price customer contract that comprised 37% or our revenues during the six-months ended December 31, 2008, and is scheduled to expire on June 30, 2008. We have not hedged any portion of this contract, nor do we have any plans to hedge any portion of this contract. However, the fixed pricing provision of this contract is sufficiently high such that management believes that any exposure to a loss on this contract as a result of substantial increases in gas prices is remote.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern. See Part II, Item 7, “Current Debt Obligations” and “Line of Credit.”

Item 8.                     Financial Statements and Supplementary Data.

The  information required by this item is set forth on pages F-1 through F-21 of this report.

Item 9.                     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

The Chief Executive Officer and the Principal Financial and Accounting Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, the end of the period covered by this report. Based upon their evaluation, they concluded that as of December 31, 2008, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Financial and Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria we established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Given the Company’s corporate history, as a shell company until June 30, 2008, that completed an acquisition of an operating business on June 30, 2008, this was the initial evaluation by current management of such controls.

In its evaluation, management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements. In its evaluation, management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

However, management evaluated whether it has implemented controls that adequately address the risk that a material misstatement of the financial statements would not be prevented or detected in a timely manner. In this regard, management undertook a top-down, risk-based approach to this evaluation, including an evaluation of entity-level controls in assessing financial reporting risks and the adequacy of controls. In its evaluation, management focused on those controls that are needed to adequately address the risk of a material misstatement of its financial statements.

The controls that management sought to identify and evaluate were those processes designed by, or under the supervision of, the Company’s principal financial officers, or persons performing similar functions, and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)       pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2)        provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and
(3)       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

A deficiency in the design of internal control over financial reporting exists when (a) necessary controls are missing or (b) existing controls are not properly designed so that, even if the control operates as designed, the financial reporting risks would not be addressed.

Unfortunately, it became apparent to the Company during its assessment that the Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.

Nevertheless, the Company clearly recognizes the importance of implementing and maintaining disclosure controls and procedures and internal control over financial reporting and has worked to implement of an effective system of controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have at least the following material weakness in our internal control over financial reporting as of December 31, 2008, which has been disclosed to, and reviewed with, our independent auditor.

Insufficient personnel with appropriate accounting knowledge and training.

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Based on the above described material weakness, our management, including our CEO and principal financial and accounting officer concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Implemented or Planned Remedial Actions of the Material Weakness

As of February 16, 2008, Cem Hacioglu was appointed as President and Chief Executive Officer of the Company. This appointment strengthens the overall management of the Company, including its financial management qualifications and expertise.

In order to address the internal control weakness, management intends to implement a number of changes in the very near future, that include substantially more documentation of internal control procedures and processes, additional segregation of duties, and compensating controls to strengthen control issues resulting from limited staff. In addition, management intends to implement an internal test program designed to test the effectiveness of its internal control over financial reporting.

This annual report does not, and is not required to, include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.

 Limitations in Control Systems

Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.                 Other Information

Changes in Control of Registrant

None.

Change of Management

As of February 16, 2008, Cem Hacioglu was appointed as President and Chief Executive Officer of the Company. Since May 2005, Mr. Hacioglu has been co-portfolio manager of the Direct Investment Group of Sandell Asset Management Corp. Prior to May 2005, Mr. Hacioglu worked as a Portfolio Manager at Millennium Partners where he helped manage Millennium’s direct investment portfolio. Prior to joining Millennium Partners, Mr. Hacioglu was a Vice President at Fletcher Asset Management, an associate in the Private Equity Placements Group at Merrill Lynch and an analyst at the World Bank. Mr. Hacioglu earned his B.S. Degree in Economics from the United States Military Academy, West Point, and his M.B.A. in Financial Management from the MIT Sloan School of Management.

Entry into a Material Definitive Agreement

None.

PART III

Item 10.	Directors, Executive Officers, Promoters And Control Persons.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
W. Phillip Marcum	65	Director and Chairman since August 19, 2008
Cem Hacioglu	38	Director, since August 20, 2008; President and Chief Executive Officer since February 16, 2009
Matthew Pliskin	32	Director, since August 20, 2008
John F. Levy	53	Director, since November 21, 2008
Corey B. Davis	37	Director, since November 21, 2008
Kevin P. Collins	58	Director, since November 21, 2008
John Devenny	36	Director since June 23, 2008 (resigned October 21, 2008)
Luis J. Leung	39	Director since May 22, 2008 (resigned December 7, 2008)
Mark L. Baum	35	Director, CEO, CFO and Secretary since June 23, 2004 (resigned May 22, 2008)
Kevin Markey	49	Chief Executive Officer from May 22, 2008 to February 15, 2009

Executive Biographies

W. Phillip Marcum, Director and Chairman of the Board
Since 2007, Mr. Marcum has served as a principal of MG Advisors, LLC. From 1991 until 2007, Mr. Marcum co-founded and served as Chairman of the board, President and Chief Executive Officer of Metretek Technologies, Inc. (now known as PowerSecure International, Inc.), an energy management company. Mr. Marcum holds a B.B.A from Texas Tech University. Mr. Marcum currently serves as a director of the following public companies: ADA-ES, Inc. an environmental technology company and Key Energy Services, Inc., a well servicing company.

Cem Hacioglu, President, Chief Executive Officer, and Director
Mr. Hacioglu joined the Company as President and CEO on February 16, 2009. From  May 2005 to February 2009, Mr. Hacioglu was a co-portfolio manager of the Direct Investment Group of Sandell Asset Management Corp., an affiliate of the Investor. Prior to May 2005, Mr. Hacioglu worked as a Portfolio Manager at Millennium Partners where he helped manage Millennium’s direct investment portfolio. Prior to joining Millennium Partners, Mr. Hacioglu was a Vice President at Fletcher Asset Management, an associate in the Private Equity Placements Group at Merrill Lynch and an analyst at the World Bank. Mr. Hacioglu earned his B.S. Degree in Economics from the United States Military Academy, West Point, and his M.B.A. in Financial Management from the MIT Sloan School of Management.

Matthew Pliskin, Director
Since May 2005, Mr. Pliskin has been portfolio manager at Sandell Asset Management Corp. Prior to May 2005, Mr. Pliskin was an Investment Analyst and Trader at Millennium Partners where he managed the direct investment portfolio of over $300 million. Before joining Millennium Partners, Matthew was an assistant portfolio manager at Redwood Partners managing positions across various equity strategies, an assistant sales-trader on the risk arbitrage desk at Knight Securities and an analyst at Arthur Andersen performing financial due diligence for private equity transactions. Mr. Pliskin graduated from Pennsylvania State University with a B.S. Degree in accounting.

John F. Levy, Director
Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory, a consulting firm which advises companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy has served as the Interim Chief Financial Officer of Photovoltaic Power Corporation, a development stage company formed to manufacture and market copper indium selenide (CIS) thin film solar modules. Mr. Levy served as Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a Certified Public

Accountant with nine years experience with the national public accounting firms of Ernst & Young, Laventhol & Horwath and Grant Thornton. Mr. Levy is a director and Chairman of the Audit Committee of Take-Two Interactive Software, Inc., a publicly traded company that develops, markets, distributes and publishes interactive entertainment software games, Lead Director and Audit Committee Chairman of Gilman Ciocia, Inc, a financial planning and tax preparation firm, and is a director and Chair of a Special Committee of Atlas Mining Company, an exploration stage natural resource and mining company. Mr. Levy has a B.S. degree in economics from the Wharton School of the University of Pennsylvania and received his M.B.A. from St. Joseph's University in Philadelphia.

Corey B. Davis, Director
Since November 2007, Mr. Davis has been the President of Barrington Capital Advisors LLC, an independent advisory firm he founded. From April 2004 until November 2007, Mr. Davis was an investment banker at Banc of America Securities in the Financial Institutions Group. There he advised clients within the insurance and reinsurance industry. From August 2000 to March 2004, Mr. Davis was a Vice President at Credit Suisse by way of its acquisition of Donaldson, Lufkin & Jenrette (“DLJ”). Mr. Davis joined DLJ in July 1998 and was an investment banking Associate in the Financial Institutions Group at the time of the acquisition by Credit Suisse. From July 1994 to June 1996, Mr. Davis was an investment banking analyst at J.P. Morgan Securities covering depository institutions. Mr. Davis earned his B.S. Degree in Finance from Georgetown University in 1994, and his M.B.A. from Harvard Business School in 1998.

Kevin P. Collins, Director
Since 1997, Mr. Collins has been Managing Member of The Old Hill Company LLC, Westport, Connecticut. The Old Hill Company provides corporate finance and management consulting services primarily to companies that have undergone financial reorganization. Prior to that, Mr. Collins worked with several large financial institutions in lending, investing, and advisory capacities; these institutions include New York Life Insurance Company, Chemical Bank, Lloyds Bank International, and Samuel Montagu, Inc. and DG Investment Bank. Mr. Collins holds B.S. and MBA degrees from the University of Minnesota and is a Chartered Financial Analyst.

Kevin Markey, Chief Executive Officer (from May 22, 2008 through February 15, 2009)
Mr. Markey has been the Vice President of Sales & Operations since February 16, 2009, and prior to that served as interim Chief Executive Officer of PNG Ventures, Inc. from May 22, 2008 to February 15, 2009. Mr. Markey is a CPA/MBA and has been a financial controller in the Dallas/Fort Worth area for approximately 22 years. He began his career with Phillips Petroleum’s alternative fuels’ Geothermal Group during which time he introduced innovations in accounting funding processes. He then worked with a software consulting company, followed by a media consulting company, then returned to the alternative fuels industry with a start-up ethanol company. Most recently, he worked four years for a consumer products manufacturing company as Operations Manager where he managed logistics and assisted in cost-cutting efforts. He holds a Bachelor of Arts and Bachelor of Science in Accounting and Sciences from the University of Texas at Dallas and an Executive MBA from East Texas State (now Texas A&M - Commerce).

Luis J. Leung, Director (resigned December 7, 2008)
Mr. Leung began his career in São Paulo, Brazil in 1988 with Smar Equipamentos Industrias Ltd as a Research and Development Software Engineer. In 1991, he helped establish the company’s operations in the United States and was promoted to CIO and Comptroller. From 1994 to 1997 Mr. Leung helped structure operations and systems for the company’s headquarters as well as for its subsidiaries in Germany, France and Singapore. In 2004, Mr. Leung co-founded Scitus Corporation, a Microsoft VAR and ISV, and the Alba Spectrum Group a consulting company. The Alba Spectrum Group has operations in Chicago, Houston and São Paulo, Brazil. Its line of products includes Microsoft, SAP, and Oracle. In 2001, Mr. Leung co-founded Advent Corporation, a software development company and Microsoft Partner. The company merged with Enterlogix Corporation in 1992. Enterlogix Corporation, after the merger, was the largest Microsoft Great Plains implementation practice in the state of Texas. In 1997, Mr. Leung started his consulting career at Hein + Associates LLP in Houston, TX as a Project Manager. In 1999, he was hired by Grant Thornton, LLP as a Consulting Manager and participated in several multi-country systems implementations. In 2000, he worked at ePartners, Inc. as a CRM Practice Leader. Mr. Leung holds a Bachelors of Science from Instituto Tecnologico Aerospacial, Brazil.

Mark L. Baum, Esq., Director, President, Chief Executive Officer, Chief Financial Officer, and Secretary (resigned May 22, 2008)
In 2002, Mr. Baum founded Business Consulting Group Unlimited, Inc., a Southern California-based merchant banking firm. Mr. Baum is a licensed attorney in the State of California. Mr. Baum has more than 11 years experience in creating, financing, and growing development stage enterprises in a variety of industries. Mr. Baum has participated in numerous public spin-offs, venture fundings, private-to-public mergers, corporate restructurings, asset acquisitions, and asset divestitures.

John Devenny, Director (resigned October 21, 2008)
Mr. Devenny is one of the founding partners of Invision Capital Group, a financial services group that provides capital and support to growing middle market companies, founded in January of 2008. Prior to founding Invision Capital, Mr. Devenny was a Founder and Managing Director of Diamond Creek Capital, a commercial lender in the lower middle market since October of 2005. In addition to having primary underwriting responsibility at Diamond Creek, Mr. Devenny also sourced and structured new investment opportunities and managed the firm's portfolio, which aggregated $95 million in gross commitments. Prior to founding Diamond Creek, Mr. Devenny was a Vice President at Roth Capital Partners since March 2004, where he evaluated, underwrote, and marketed debt and equity opportunities in both the public and private sector. Prior to joining Roth, from 2002 to March 2004, Mr. Devenny received his M.B.A in Finance from the Anderson School at UCLA. Prior to such education, Mr. Devenny was an international intellectual property attorney at General Electric Company starting in February 2001 as well as law firms in NY and NJ. Mr. Devenny holds a B.S. in Mechanical Engineering from Villanova University, a J.D. from Boston College Law School and an M.B.A in Finance from the Anderson School at UCLA. He was admitted to practice law in NY and NJ and before the US Patent Bar.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action. Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no compensation for their service on the Board of Directors.

Family Relationships.

To our knowledge, there are no family relationships between or among the directors and executive officers.

Legal Proceedings.

None.

Committees; Audit Committee Financial Expert.

Currently, the Company does not have an executive, audit or any standing committee of the Board. The Company does not have an audit committee, or an audit committee financial expert.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. The Company is not aware of any required reports that have not been filed or have been filed untimely.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position. To the extent that a director has been successful in defense of any proceeding, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

Code of Ethics

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we just recently became subject to this requirement. We plan to adopt a code of ethics as soon as practicable, at which time, it will be available in print to any person who requests it and on our website, when our website is completed. Any amendments and waivers to the code will also be available in print and on our website.

Item 11.	Executive Compensation.

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2008 (collectively, the “Named Executives”). There are no Named Executives for the fiscal year ended December 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option awards ($)	Total ($)
Kevin Markey	2008	$183,000	0	0	0	$183,000

____________

(1)	Mr. Markey has been given a stock warrant award of 150,000 warrants at an exercise price of $10 per share.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no equity awards granted to the Named Executive Officers that are outstanding at December 31, 2008.

Director Compensation

Effective as of December 10, 2008, Directors receive annual compensation of $20,000 per year, for the actual attendance at not less than four regular or special meetings of the Board of Directors per year. From July 1, 2008 through December 10, 2008, Directors receive annual compensation of $25,000 per year, for the actual attendance at not less than four regular or special meetings of the Board of Directors per year. In addition, former directors Leung and Devenny received grants of common stock on July 18 and 22, 2008, respectively, of 5,000 shares and 15,000 shares, respectively. Mr. Marcum also receives a consulting fee of $3,750 per month, as well as reimbursement of certain office expenses. Prior to July 1, 2008, Directors received no formal compensation.

Potential Payments Upon Termination

The employment of both Mr. Markey and Mr. Hacioglu are subject to formal employment agreement. If Mr. Markey is terminated without cause prior to the termination date of his contract, he is to receive a payment of $200,000 plus accrued salary. If Mr. Hacioglu is terminated without cause prior to the termination of his contract, he is to receive a payment of his Base Salary which will include what is owed him through the remainder of his employment period (January 31, 2012) plus bonuses that would have been earned to date.

EQUITY COMPENSATION PLAN INFORMATION

The Company had no equity compensation plans in effect during 2008 or 2007.

Employment Agreements:

The Company has employment agreements with two of its key officers, Kevin W. Markey and Cem Hacioglu. In addition, the Company also has a consulting agreement with its Director, W. Phillip Marcum.

On May 21, 2008, Mr. Markey entered into an employment agreement with PNG Ventures, Inc. to serve in the capacity of its Chief Executive Officer for a period of 10 days, with automatic extensions every 10 days. The Agreement provides for a salary of $50 per day, and is subject to immediate cancellation by either party upon notice.

On June 24, 2008, Mr. Markey entered into an employment agreement New Earth LNG, LLC, (wholly owned subsidiary of PNG) and all of its subsidiaries, which collectively includes all of the entities involved in the LNG Business (“the LNG Business entities”). This Agreement provides that Mr. Markey shall serve as the President, Chief Operating Officer and Vice President of Operations of LNG Business entities for a term of one year at a base salary of $200,000, and subject to cancellation by either party upon five days written notice. Subsequently, Mr. Markey also assumed the roles of Chief Financial Officer and Principal Accounting Officer of the LNG Business Entities, as well as for PNG. The Agreement also provides for bonuses to be paid upon satisfaction of certain conditions, none of which have been met, and a stock warrant award of 150,000 warrants at an exercise price of $10 per share. To date, the stock warrant has not been issued and no further terms for the stock warrant, including term, exercise provisions, etc. have been defined. Mr. Markey’s title of President was dropped on February 16, 2009, effective with the various appointments of Mr. Hacioglu.

On February 1, 2009, the Company entered into a three year employment agreement with Cem Hacioglu (effective February 16, 2009), who assumed the positions of Chief Executive Officer and President of PNG and all of PNG’s subsidiaries. Major terms of the employment agreement include:

•	An initial base salary of $270,000 per annum, subject to minimum increases of at least 10% per year;
•	An annual cash bonus of 5% of earnings before interest, taxes, depreciation and amortization (EBITDA), if EBITDA exceeds $4.2 million.
•	An annual stock option award, valued at 7% of EBITDA, if EBITDA exceeds $4.2 million.
•	An immediate award of 1,000,000 stock options.

All stock options awarded under the Agreement shall have an initial strike price of $10 per share, subject to adjustment under certain conditions, and a term of 10 years, and shall vest ratably over twelve quarters subsequent to each award.  All options shall vest immediately in the event of a change in control, or upon Mr. Hacioglu’s termination without cause.

Upon termination of Mr. Hacioglu without cause, or in the event of Mr. Hacioglu’s death, disability, or if Mr. Hacioglu elects to terminate the contract for “good reason” as defined in the agreement, then the Company shall be obligated to pay the remainder of the base pay through the term of the contract, plus any bonuses that would have been earned. If Mr. Hacioglu is terminated with cause, or elects to leave the Company in the absence of “good reason,” the Company is only obligated to pay Mr. Hacioglu’s base pay through the termination date and vested stock options.

Consulting Agreement with Director:

On July 16, 2008, Mr. Marcum entered into a six-month consulting agreement with the Company that provides for a monthly consulting fee of $3,125 per month. This agreement also awarded Mr. Marcum 10,000 stock options at a strike price of $10 per share, and a seven-year term. All options vested six months after the date of the agreement. The agreement also provided for additional consideration and the award of additional stock options under certain conditions, none of which have been satisfied. This agreement is currently being informally extended on a month-to-month basis.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of March 12, 2009, with respect to the beneficial ownership of the Company’s outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the named executive officers, directors and director nominees; and (iii) our directors, director nominees and named executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned (1)
Kevin Markey c/o PNG Ventures, Inc. 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230	0	*
W. Phillip Marcum c/o PNG Ventures, Inc. 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230	0	*
Cem Hacioglu c/o PNG Ventures, Inc. 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230	0	*
Matthew Pliskin c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, New York 10019	0	*
John F. Levy c/o PNG Ventures, Inc. 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230	0	*
Corey B. Davis c/o PNG Ventures, Inc. 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230	0	*
Kevin P. Collins c/o PNG Ventures, Inc. 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230	0	*
Castlerigg PNG Investments LLC c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, New York 10019	6,421,428(2)	60.38
Radcliffe SPC, Ltd. c/o Radcliffe Capital Management, L.P., 50 Monument Road, Suite 300 Bala Cynwyd, Pennsylvania 19004	739,096(3)	7.30
BCGU, LLC 2038 Corte del Nogal, Suite 110 Carlsbad, California 92008	965,000(4)	8.99
Fourth Third, LLC 375 Park Avenue, Suite 3304 New York, New York 10152	1,100,000(5)	9.90
Black Forest International LLC 2038 Corte del Nogal, Suite 110 Carlsbad, California 92008	700,000(6)	6.52

All officers and directors as a group	0	*

* Under 1%

(1)           Beneficial ownership is determined in accordance with the SEC’s rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within

60 days, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based upon 10,013,019 shares of common stock outstanding as of March 12, 2009 and does not include 1,900,000 shares issuable upon conversion of the Settlement Notes or 700,000 shares issuable upon conversion of the note held by Black Forest International, LLC which are held in escrow by Madison Stock Transfer, Inc. pursuant to a Settlement Agreement and Amended Court Order.

(2)           Includes (i) 5,600,000 shares owned by Castlerigg PNG Investments, LLC (“Castlerigg”), (ii) 200,000 shares issuable to Castlerigg upon the exchange of the Amended and Restated Senior Secured convertible exchangeable Note of EBOF, and  (iii) 621,429 shares issuable upon conversion of EBOF Note issued to Sandell Asset Management Corp., a Cayman Islands exempted company (“SAMC”), an entity controlled by or affiliated with Castlerigg and does not include any remaining shares issuable upon conversion of the EBOF Settlement Notes. The aggregate of the 5,600,000, 200,000, and 621,429 shares is referred to as the “Castlerigg Shares.” Commencing on the date of the Share Exchange, each of Castlerigg PNG Investments LLC, a Delaware limited liability company (“Castlerigg”); Castlerigg Master Investments Ltd., a British Virgin Islands company (”Castlerigg Master Investments”); SAMC; Castlerigg International Limited, a British Virgin Islands company ("Castlerigg International"); Castlerigg International Holdings Limited, a British Virgin Islands company (“Castlerigg Holdings”); and Thomas E. Sandell (“Sandell”) may be deemed to beneficially own and have shared voting and dispositive authority with respect to the Castlerigg Shares. Castlerigg Master Investments is the sole member and managing member of Castlerigg. SAMC is the investment manager of Castlerigg Master Investments. Mr. Sandell is the controlling person of SAMC and may be deemed to share beneficial ownership of the shares beneficially owned by Castlerigg. Castlerigg International is the controlling shareholder of Castlerigg Holdings. Castlerigg Holdings is the controlling shareholder of Castlerigg Master Investments. Each of Castlerigg Holdings, Castlerigg Master Investments and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Castlerigg. The business address of each of these entities is as follows: c/o Sandell Asset Management Corp. 40 W. 57th Street, 26th Floor, New York, New York 10019. SAMC, Mr. Sandell, Castlerigg Holdings, Castlerigg Master Investments and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described. This does not include 1,200,000 shares covered by an Irrevocable Proxy delivered by EBOF to Castlerigg, which shares are beneficially owned by others, and as to which Castlerigg has no dispositive power and disclaims beneficial ownership.

(3)           Includes 666,667 shares of common stock, inclusive of 71,429 shares issuable upon conversion of the Settlement Note issued by EBOF.

(4)           Includes 700,000 shares issuable to Black Forest International, LLC, an affiliate of BCGU, LLC by virtue of affiliated ownership.

(5)           Includes up to 1,100,000 shares that may be issued in the event that the trading price of the Company’s common stock does not trade at certain prices, pursuant to the Master Rights Agreement.

(6)           Includes 700,000 shares issuable upon conversion of the note held by Black Forest International, LLC which are held in escrow by Madison Stock Transfer, Inc. pursuant to a Settlement Agreement and Amended Court Order.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed by Montgomery Coscia Greilich, LLP for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2008 was $75,000.

The Board acts as the audit committee and had no pre-approval policies and procedures in effect for the auditors' engagement for the audit year 2007 and 2008.

All audit work was performed by the auditors’ full-time employees.

PART IV

Item 15.                     Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:

(1)	Our Consolidated Financial Statements.
(2)	Financial Statement Schedules:
                          None.

(3)	Financial Statement Exhibits: None

      INDEX TO EXHIBITS.

Exhibit No.	Document Description
2.1
Share Exchange Agreement, dated June 30, 2008, between the Company and EBOF, incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2008.

3.1
Articles of Incorporation of Telecommunications Technologies, Ltd., incorporated by reference to Exhibit 2.1 of the Amendment to the Company’s Registration Statement filed on Form 10SB12G (the “Form 10SB12G/A”), filed with the SEC on May 16, 2005.

3.1.1	Articles of Amendment: PNG Ventures, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Form 10SB12G/A, filed with the SEC on May 16, 2005.
3.2	By-Laws of Telecommunications Technologies, incorporated by reference to Exhibit 2.3 of the Company’s Form 10SB12G/A, filed with the SEC on May 16, 2005.
4.1
12% Subordinated Secured Convertible Promissory Note of the Company in favor of BFI, dated June 3, 2008 (the “BFI Note”), incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the SEC on June 9, 2008.

4.2
12% $171,000 Convertible Note of the Company in favor of EBOF on June 5, 2008, incorporated by reference to Exhibit 10.9.1 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

4.3
12% Convertible Note of the Company in favor of Castlerigg PNG Investments LLC (“Castlerigg”), which was initially issued to EBOF on June 5, 2008 and transferred on June 26, 2008, incorporated by reference to Exhibit 10.9.2 of the Company’s current report on Form 8-KA, filed with the SEC on August 6, 2008.

4.4
12% Convertible Note of the Company in favor of Portside Growth and Opportunity Fund (“Portside”), which was initially issued to EBOF on June 5, 2008 and transferred on June 26, 2008, incorporated by reference to Exhibit 10.9.3 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

4.5
12% Convertible Note of the Company in favor of Radcliffe SPC, Ltd. for and on behalf of the Class A Segregated Portfolio (“Radcliffe”), which was initially issued to EBOF on June 5, 2008 and transferred on June 26, 2008, incorporated by reference to Exhibit 10.9.4 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

4.6
12% Convertible Note of the Company in favor of YA Global Investments, LP (“YA”), which was initially issued to EBOF on June 5, 2008 and transferred on June 26, 2008, incorporated by reference to Exhibit 10.9.5 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

4.7
Subordinated Convertible Note of the Company in favor of Castlerigg, dated August 19, 2008, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the SEC on August 22, 2008.

4.8
Warrant to purchase 797,023 shares of common stock of the Company, issued to Castlerigg, dated August 19, 2008, incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K, filed with the SEC on August 22, 2008.

4.9
Securities Purchase Agreement by and among the Company and Castlerigg, dated August 19, 2008, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on August 22, 2008.

5.1	Employment Agreement of Cem Hacioglu, dated February 1, 2009, incorporated by reference to Exhibit 5.1 of the Company’s current report on Form 8-K, filed with the SEC on February 4, 2009.
9.1	Voting Proxy of EBOF in favor of Castlerigg, dated June 25, 2008, incorporated by reference to Exhibit 9 of the Company’s current report on Form 8-K, filed with the SEC on July 2, 2008.

10.1	Employment Agreement of Kevin Markey, dated May 21, 2008, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on June 5, 2008.
10.2
Unsigned Letter of Intent and amendment, regarding the exchange transaction with Earth Biofuels, Inc. and its affiliates (collectively “EBOF”), incorporated by reference to Exhibit 10.1 of the Company’s amended current report on Form 8-K/A, filed with the SEC on June 5, 2008.

10.3
Settlement Agreement and Release, dated as of June _, 2008, between the Company, Black Forest International, LLC (“BFI”), and EBOF, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on June 9, 2008.

10.4
Escrow Agreement, dated June _, 2008, between the Company, BFI and an undisclosed escrow agent regarding shares of the Company’s common stock, incorporated by reference to Exhibit 10.31 of the Company’s current report on Form 8-K, filed with the SEC on June 9, 2008.

10.5
Convertible Promissory Note of the Company, in favor of EBOF, dated June _, 2008, incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the SEC on June 9, 2008.

10.6
Escrow Agreement, dated June _, 2008, between the Company, EBOF and Madison Stock Transfer, regarding shares of the Company’s common stock, incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the SEC on June 9, 2008.

10.7
Subscription Agreement, dated June _, 2008, between the Company and Fourth Third, LLC (“Medley”), incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.8	Master Rights Agreement, dated June 26, 2008, between the Company and Medley, incorporated by reference to Exhibit 10.4 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.
10.9
Settlement Agreement, dated as of June 5, 2008, between the Company, EBOF and BFI and related note, incorporated by reference to Exhibit 10.5 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.10
Amended and Restated Security Agreement, dated as of June 25, 2008, by EBOF, in favor of named lenders, incorporated by reference to Exhibit 10.6 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.11
Transfer of Securities and Acknowledgement Agreement, dated June 26, 2008 by and between the Company and Castlerigg, incorporated by reference to Exhibit 10.7.1 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

10.12
Transfer of Securities and Acknowledgement Agreement, dated June 26, 2008 by and between the Company and YA, incorporated by reference to Exhibit 10.7.2 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

10.13
Transfer of Securities and Acknowledgement Agreement, dated June 26, 2008 by and between the Company and Portside, incorporated by reference to Exhibit 10.7.3 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

10.14
Transfer of Securities and Acknowledgement Agreement, dated June 26, 2008 by and between the Company and Radcliffe, incorporated by reference to Exhibit 10.7.4 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

10.15
Release, Consent and Acknowledgment, dated as of June 26, 2008, by and among EBOF, the Company, certain of their subsidiaries and Castlerigg, incorporated by reference to Exhibit 10.8.1 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

10.16
Release,, Consent and Acknowledgment, dated as of June 26, 2008, by and among EBOF, the Company, certain of their subsidiaries and YA, incorporated by reference to Exhibit 10.8.2 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.17
Release, Consent and Acknowledgment, dated as of June 26, 2008, by and among EBOF, the Company, certain of their subsidiaries and Portside, incorporated by reference to Exhibit 10.8.3 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.18
Release, Consent and Acknowledgment, dated as of June 26, 2008, by and among EBOF, the Company, certain of their subsidiaries and Radcliffe, incorporated by reference to Exhibit 10.8.4 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.19
Release, Consent and Acknowledgment, dated as of June 26, 2008, by and among EBOF, the Company, certain of their subsidiaries and Castlerigg, incorporated by reference to Exhibit 10.8.5 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.20
Intercreditor Agreement with Greenfield Commercial Credit, LLC as Revolving Lender, BFI and New Earth LNG, LLC, a Delaware limited liability company, dated as of June 30, 2008.,  incorporated by reference to Exhibit 10.10 of the Company’s current report on Form 8-K/A, filed with the SEC on August 6, 2008.

10.21
Guaranty Agreement by the Company, New Earth LNG, LLC and each of its subsidiaries in favor of BFI, with respect to the BFI Note, incorporated by reference to Exhibit 10.11 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.22
Subordination and Intercreditor Agreement between BFI, Medley, the Company and New Earth LNG, LLC and its subsidiaries with respect to the BFI Note, incorporated by reference to Exhibit 10.12 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.23
General Security Agreement by the Company in favor of BFI, with respect to the BFI Note, incorporated by reference to Exhibit 10.13 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.24
BFI Acknowledgement and Consent to Amendment to Credit Agreement No. 1, dated _____, 2008, incorporated by reference to Exhibit 10.14 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.25
Contribution Agreement between Earth LNG, Inc. and New Earth LNG, LLC, dated as of June 25, 2008, relating to transfer to New Earth LNG, LLC of all assets of Earth LNG, Inc., incorporated by reference to Exhibit 10.15 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

10.26
Amendment No. 2 to the Amended and Restated Credit Agreement, dated August 19, 2008, by and among New Earth LNG, LLC, the other person designated as “Loan Parties” on the signature pages hereto and Fourth Third, LLC, as agent, incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K, filed with the SEC on August 22, 2008.

10.27
Subordination and Intercreditor Agreement, dated August 19, 2008, by and among Castlerigg, the Company and Medley, as Agent, incorporated by reference to Exhibit 10.3 of the Company’s current report on Form 8-K, filed with the SEC on August 22, 2008.

10.28	Letter Agreement, dated December 22, 2008, from the Company to Medley, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on December 24, 2008.
10.29	Employment Agreement, dated as of February 1, 2009, with Cem Hacioglu, incorporated by reference to Exhibit 5.1 to the Company’s current report on Form 8-K, filed with the SEC on February 4, 2009.
10.30
Amendment No. 4, dated as of January 1, 2009, between the Loan Parties and Fourth Third, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 4, 2009.

10.31
Third Amendment to Loan and Security Agreement entered into as of February 27, 2009, among Applied LNG Technologies USA, L.L.C. and Arizona LNG, L.L.C. (jointly, as borrower), and Greenfield Commercial Credit, L.L.C. as lender incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 23, 2009.

10.32
Third Amended and Restated Revolving Credit Loan Note, dated February 27, 2009, made by Applied LNG Technologies USA, L.L.C. and Arizona LNG, L.L.C. (jointly, as borrower), to the order of Greenfield Commercial Credit, L.L.C. as lender incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on March 23, 2009.

11.1	Statement of computation of Earnings Per Share, incorporated by reference to Exhibit 11.1 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.
21.1	Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.
23.1
Report of Auditors Chisholm, Bierwolf & Nilson, LLC, dated March 26, 2008, regarding the financial reports for the annual periods ended December 31, 2006 and December 31, 2007, incorporated by reference to Exhibit 23.1 of the Company’s annual report on Form 10-KSB, filed with the SEC on April 14, 2008.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PNG VENTURES, INC.

April 14, 2009	By: /s/ Cem Hacioglu
Cem Hacioglu
President, Chief Executive Officer and Director

In accordance with the Exchange Act, this Report has been signed below by the following persons or on behalf of the Registrant and in the capacities on the dates indicated.

April 14, 2009	By: /s/ W. Phillip Marcum
W. Phillip Marcum, Director
April 14, 2009	By: /s/ Matthew Pliskin
Matthew Pliskin, Director
April 14, 2009	By: /s/ John F. Levy
John F. Levy, Director
April 14, 2009	By: /s/ Corey B Davis
Corey B. Davis, Director

April 14, 2009	By: /s/ Kevin P. Collins
Kevin P. Collins, Director

FORM 10-K
PNG Ventures, Inc.
INDEX TO FINANCIAL STATEMENTS

The following financial statements of PNG Ventures, Inc. are included in response to Item 7:

MONTGOMERY COSCIA GREILICH LLP
Certified Public Accountants
2701 Dallas Parkway, Suite 300
Plano, Texas 75093
972.378.0400 p
972.378.0416 f

Thomas A. Montgomery, CPA
Matthew R. Coscia, CPA
Paul E. Greilich, CPA
Jeanette A. Musacchio
James M. Lyngholm
Chris C. Johnson, CPA
J. Brian Simpson, CPA
Rene E. Balli, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PNG Ventures, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of PNG Ventures, Inc. and subsidiaries as of December 31, 2008 (Successor Company) and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the periods from July 1, 2008 through December 31, 2008.  These financial statements are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit Included consideration of internal control over financial reporting as a basis for designing audit procedures That are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PNG Ventures, Inc. and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the period from July 1, 2008 through December 31, 2008 in conformity with U.S generally accepted accounting principles.

MONTGOMERY COSCIA GREILICH LLP
April 12, 2009
Plano, Texas

MONTGOMERY COSCIA GREILICH LLP
Certified Public Accountants
2701 Dallas Parkway, Suite 300
Plano, Texas 75093
972.378.0400 p
972.378.0416 f

Thomas A. Montgomery, CPA
Matthew R. Coscia, CPA
Paul E. Greilich, CPA
Jeanette A. Musacchio
James M. Lyngholm
Chris C. Johnson, CPA
J. Brian Simpson, CPA
Rene E. Balli, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PNG Ventures, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheet of Earth LNG, Inc. and subsidiaries as of December 31, 2007 (Predecessor Company) and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2007 and for the period from January 1, 2008 through June 30, 2008.  These financial statements are the responsibility of the Predecessor Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Earth LNG, Inc. and subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 and for the period from January 1, 2008 through June 30, 2008 in conformity with U.S generally accepted accounting principles.

MONTGOMERY COSCIA GREILICH LLP
April 12, 2009
Plano, Texas

PNG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
 ($ in thousands, except per share amounts)

	Successor Entity	Predecessor Entity
ASSETS	December 31, 2008	December 31, 2007
Current Assets
Cash and cash equivalents	$419	$—
Trade accounts receivable, net of allowances of $31 and $80	3,365	2,545
Prepaid expenses and other current assets	1,124	1,846
Total Current Assets	4,908	4,391

Property, Plant and equipment, net of accumulated depreciation	33,321	9,033
Goodwill	—	35,533
Prepaid and other long term assets	2,943	1,889
Total Assets	$41,172	$50,846

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$1,851	$2,899
Line of credit	1,871	1,508
Current portion of long term debt	806	—
Notes payable and other current liabilities	3,806	18,750
Income taxes	—	17,233
Advances from affiliate	—	253
Total Current Liabilities	8,334	40,643

Convertible promissory notes, net of discount $55 and $0	3,201	—
Long term debt, net of discount of $119 and $0	33,075	—
Total Long Term Liabilities	36,276	40,643

Total Liabilities	44,610	40,643

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 10,013,019 shares issued and outstanding	10	250
Additional paid-in capital	(10)	39,050
Note receivable from predecessor parent	—	(13,562)
Accumulated deficit	(3,438)	(15,535)
Total Stockholders’ Equity (Deficit)	(3,438)	10,203

Total Liabilities and Stockholders’ Equity (Deficit)	$41,172	$50,846

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 ($ in thousands, except per share amounts)

	Successor Entity	Predecessor Entity
	Period July 1, 2008 to December 31, 2008	Period January 1, 2008 to June 30, 2008		Twelve Months Ended December 31, 2007

Revenue	$17,099		$14,804		$26,068
Cost of sales (exclusive of items shown separately below)	12,814		13,500		20,876
Gross profit	4,285		1,304		5,192
Compensation (including share based compensation)	959		531		992
Other selling, general and administrative	1,948		1,628		2,363
Depreciation	1,142		753		1,734
Net income (loss) from operations	236		(1,608)		103

Other income (expense)
Interest expense	(3,674)		(3,147)		(3,519)
Other income (expense)	—		372		(219)
Total other expense	(3,674)		(2,775)		(3,738)

Net loss before income tax provision	(3,438)		(4,383)		(3,635)

Income tax provision	—		—		(1,641)
Net loss	$(3,438)		$(4,383)		$(5,276)

Net loss per share - basic and diluted	$(0.35)	$	n/a	$	n/a

Weighted average number of common shares outstanding - basic and diluted	9,916,352		n/a		n/a

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Deficit)
 ($ in thousands)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Notes Receivable from Affiliates	Totals
(Predecessor Entity)
Balance December 31, 2006	25,000,000	$250	$39,050	$(10,259)	$—	$29,041
Parent and affiliate notes receivable	—	—	—	—	(13,562)	(13,562)
Net loss	—	—	—	(5,276)	—	(5,276)
Balance December 31, 2007	25,000,000	250	39,050	$(15,535)	(13,562)	$10,203
Parent and affiliate notes receivable	—	—	—	—	(6,715)	(6,715)
Net loss	—	—	—	(4,383)	—	(4,383)
Balance June 30, 2008	25,000,000	$250	$39,050	$(19,918)	$(20,277)	$(895)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Notes Receivable from Affiliates	Totals
(Successor Entity)
Balance December 31, 2007	42,198	$42	$1,295	$(1,963)	$—	$(626)
Cancellation of shares related to acquisition	(41,780)	(42)	(1,295)	1,963	—	626
Shares issued related to acquisition	8,380	8	(170)	—	—	(162)
Shares issued for converted debt	1,190	1	32	—	—	33
Shares issued for compensation	25	1	69	—	—	70
Discount related to convertible debt	—	—	59	—	—	59
Net loss	—	—	—	(3,438)	—	(3,438)
Balance December 31, 2008	10,013	$10	$(10)	$(3,438)	$—	$(3,438)

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Successor Entity	Predecessor Entity
	Period July 1, 2008 to December 31, 2008	Period January 1, 2008 to June 30, 2008	Twelve Months Ended December 31, 2007
Cash Flows from Operating Activities:
Net income (loss)	$(3,438)	$(4,383)	$(5,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,142	746	1,734
Debt discount amortization	1,326	—	539
Shares issued for compensation	70	—	—
Decrease (increase) in:
Accounts receivable	(1,428)	530	182
Inventory	222	(227)	48
Prepaids	2,043	(290)	—
Accounts payable and accrued expenses	(921)	4,344	4,209
Other	—	76	—
Net cash provided by (used in) operating activities	(984)	796	1,436

Cash Flows From Investing Activities:
Purchases of equipment	(463)	—	(8)
Notes receivable for monies advanced to related parties	—	—	(9,670)
Cash purchased in acquisition	82	—
Prepayments of advances from affiliates	—	—	(3,646)
Cash paid for deposits	—	—	(494)
Net cash provided (used in) investing activities	(381)	—	(13,818)

Cash Flows From Financing Activities:
Related party advances	—	(441)	—
Repayments of convertible debt	(563)	—	—
Cash paid for financing fees		—	(2,429)
Net Proceeds from debt issuances	1,711	—	18,750
Net changes in line of credit	636	(273)	(4,171)
Net cash provided by (used in) financing activities	1,784	(714)	12,150

Net increase (decrease) in cash	419	82	(232)
Cash and cash equivalents
Beginning of period	—	—	232
End of period	$419	$82	$—

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	—	—	—
Cash paid for interest	$2,321	$2,997	$2,772

Non-Cash investing and financing activities:

Escrowed Interest	$1,477	$—	$—

Accounts Payable converted to loans	$2,796	$—	$—

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2008 (Successor Entity) and December 31, 2007 (Predecessor Entity)

NOTE 1 — BASIS OF PRESENTATION

PNG Ventures, Inc. (“PNG” or the “Company” or the “Successor Entity” or “us” or “we”) was incorporated in the state of Nevada on September 23, 1995 as Telecommunications Technologies, Ltd. On September 24, 1995, the Company entered a plan of reorganization whereby it purchased all the assets of Temple Summit Management Corporation (“TSMC”), organized in the state of Texas on August 23, 1991 and re-incorporated in September 1994. This business combination was treated as a reverse acquisition for accounting purposes. On February 20, 1998, the Company changed its name to PNG Ventures, Inc. The Company has had little activity until December 2002, when the Company entered into a joint venture agreement and working interest in certain petroleum and related gas licenses. The joint venture agreement was entered into with Anhydride Petroleum (Canada) Inc. a wholly owned subsidiary of Uranium Power Corporation. There is currently no activity under the terms of the joint venture agreement and the Company believes that there is presently no current value nor any obligations related to the joint venture agreement.

On June 30, 2008, the Company entered into the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”) from Earth Biofuels, Inc. New ELNG is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution. Before June 30, 2008, the Company was considered a blank check company.

The Company acquired New ELNG via a Share Exchange Agreement (the “Exchange Agreement”) with sellers Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”). In the Exchange Agreement, PNG acquired 100% ownership of ELNG’s wholly owned subsidiary New Earth LNG, LLC, a Delaware limited liability company from ELNG, in exchange for the issuance of 7,000,000 shares of the common stock of the Company (“Exchange Shares”) to EBOF, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”). EBOF granted an irrevocable voting proxy to certain of their prior creditors regarding the 7,000,000 PNG shares. Other share issuances related to the acquisition, included shares issued to creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 2.6 million shares escrowed to extinguish certain other debts assumed in the acquisition.

As a result of the Share Exchange agreement, PNG acquired a liquid natural gas production facility in Topock, Arizona and its related distribution and sales businesses. PNG has accounted for this acquisition under the purchase accounting method. The acquisition has resulted in a new reporting entity which is referred to as the “Successor Entity” in the accompanying consolidated financial statements. The “Predecessor Entity” includes the financial statements of ELNG under prior management and is not comparable due to the new basis of accounting. Accordingly, the consolidated financial statements presented as of December 31, 2007 and for the period from January 1, 2008 to June 30, 2008 represent the Predecessor Entity. The consolidated financial statements presented as of December 31, 2008 and for the period from July 1, 2008 to December 31, 2008 represent the Successor Entity.

 NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS (UNAUDITED)

In connection with the Share Exchange, the Company assumed responsibility for the ultimate payment of significant debts of the Predecessor Entity, including most of those described in Note 7. Primarily as a result of the interest expense associated with such debt, the Successor Entity has incurred negative earnings and, as of December 31, 2008, carries both a negative current ratio and stockholders’ deficit. Management, in order to address these concerns, has and continues to aggressively implement measures to improve operating performance and cash flow. Steps the Company has already implemented include the following:

• Restructured senior management team and board of directors
• Completed a $3.2 million interim debt financing
• Completed significant LNG plant maintenance designed to restore production volumes
• Stabilized working capital and cash flow
• Stabilized vendor, creditor and customer relationships

• Secured significant new customer contracts.

Management expects to continue to implement changes to the business designed to improve operating cash flow and financial condition. Management also expects to seek the procurement of additional equity capital as market conditions dictate. Based upon its current 2009 business plan, Management anticipates that PNG will have sufficient liquidity, cash flow, and other resources to meet its obligations in the ordinary course of business as such obligations arise.

The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty. There can be no assurance that any of management’s plans as described above will be successfully implemented or that the Company will continue as a going concern.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Successor Entity:

The accompanying PNG consolidated financial statements (“Successor Entity”) and the supporting and supplemental material is the responsibility of the management of the Company.

Principles of Consolidation — The Successor Entity consolidated balance sheet and consolidated statement of changes in stockholders’ equity (deficit) as of December 31, 2008  include the accounts of PNG, New Earth LNG, LLC and its’ wholly  owned subsidiaries, thereby reflecting the transactions related to the June 30, 2008 effective date of the Exchange Agreement. The Successor Entity consolidated statements of operations include the operations of the LNG Business since June 30, 2008, the effective date of the acquisition of the LNG business. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include trading securities and notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms. The trading securities are carried at fair value with changes in fair value recognized in earnings each period. Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three-months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at several major financial institutions, which often exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectable accounts to reflect any loss anticipated on the collection of accounts receivable balances. The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables and estimate as to their collectability. We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers.

From time to time, we derive a material portion of our revenues from one or more significant customers. During the six-months ended December 31, 2008, approximately 39% of our revenues were derived from our largest customer, and an additional 29% of our revenues were derived, collectively, from our second and third largest customers. No other customer represented more that 10% of our total revenues during this period. Virtually all of our revenues are derived domestically.

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

Revenue — Revenues are derived primarily from the sale of liquefied natural gas, which is sold to end users and is recognized based on actual volumes of LNG sold. Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered. Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales —  Cost of sales consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — On a prospective basis, the Company expects to file a consolidated federal tax return. Income taxes are expected to be allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed, if applicable, using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

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

Predecessor Entity:

Earth LNG, Inc. (ELNG) operated the LNG Business prior to the Share Exchange. The accompanying financial statements include the Balance Sheet of ELNG (the Predecessor Entity) as of December 31, 2007, and the Statement of Operations, Statement of Cash Flows, and Statement of Changes in Equity (Deficit) for the year then ended, as well as the Statement of Operations and Statement of Cash Flows for the period ended June 30, 2008.

Principles of Consolidation — The financial statements include the accounts of Earth LNG, Inc. and its’ wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America required ELNG’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates included in the accompanying financial statements include the value of the goodwill asset of $35,533,000, realization of notes receivable from shareholders of $13,562,000 and income tax liabilities of $17,233,000. Actual results could differ from those estimates.

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximate their carrying amounts in the financial statements. ELNG’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

Cash Equivalents — ELNG considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the collection of accounts receivable balances. ELNG uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and ELNG’s management’s review of the current status of existing receivables and estimate as to their collectability. An allowance is calculated based on our history of write-offs, level of past due accounts and economic status of the customers.

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

Notes Receivable from Parent and Affiliates —Notes receivable from Parent and Affiliates consist of advances made to EBOF and Apollo Resources pursuant to inter-company credit agreements. The notes are due upon demand and consist of market interest rates ranging from 6% to 15%. Amounts advanced to related parties were used to fund operations and investments. The amounts due from the Parent totaling $13.5 million was reflected as a reduction in equity in conformity with the EITF 85-1 and SAB Topic 4-G, which requires that notes or other receivables from a parent or another affiliate be treated as a deduction from stockholders’ equity in the balance sheet.

Impairment of Long-Lived Assets — In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” ELNG reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. ELNG assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Goodwill and Other Intangible Assets — The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and other intangible assets are required to be tested at least on an annual basis for impairment or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. ELNG assesses goodwill for impairment by periodically comparing the fair value of its reporting units to their carrying amounts to determine if there is potential impairment. Fair values for reporting units are determined based on discounted cash flows, market multiples or appraised values as appropriate. The fair value of definite lived intangible assets is determined by using a “relief from royalty” approach. ELNG selected December 31, 2007, as the date of valuation and performed its annual tests of goodwill as of December 31, 2007, and there was no impairment indicated.

Revenue — Revenues consist of liquefied natural gas which is sold to end users and is recognized based on actual volumes of LNG sold. Revenue is recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104 “Revenue Recognition” (“SAB 104”), when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered. Revenues include shipping and handling costs billed to the customers.

Cost of Product Sales — Cost of sales consists primarily of raw materials costs incurred to produce LNG. Shipping and handling costs are included as a component of costs of product sales in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes —The Company files a consolidated federal tax return with EBOF. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed by dividing net income available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the year. There were no outstanding options and warrants and thus were not included in the computation of diluted loss per share.

Significant Concentrations — Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable. ELNG performs ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are government entities. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area. Municipal customers represent approximately 42% of the consolidated revenues of the Company. Total sales to these customers for the three months ended March 31, 2008 was approximately $3.1 million.

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following at December 31, 2008 (amounts in 000’s):

Description	Successor Entity as of December 31, 2008	Predecessor Entity as of December 31, 2007
Prepaid expenses	$487	$820
Deposits	744	987
Escrow monies	307	—
Prepaid financing costs	2,344	1,896
Inventory	37	32
Other assets	148	—
Less current portion	(1,124)	(1,846)
Long term prepaids and other assets	$2,943	$1,889

NOTE 5— PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted principally of the assets related to the LNG Business acquired in the Exchange Agreement. The substantial increase in carrying value reflects the step up in basis to fair market value upon completion of the acquisition of the LNG operation by PNG effective June 30, 2008 (see Note 6):

Description	Successor Entity as of December 31, 2008	Predecessor Entity as of December 31, 2007
LNG Production Facilities	$34,441	$8,040
Fixtures and equipment	22	10,241
Total cost	34,463	18,281
Accumulated Depreciation	(1,142)	(9,248)
Net property, plant and equipment	$33,321	$9,033

Depreciation expense for the year six-month period ended December 31, 2008 was approximately $1,142,000.

PNG’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG Production Facilities	15 Years

NOTE 6 — ACQUISITIONS

On June 30, 2008, PNG entered into and completed an acquisition pursuant to the Share Exchange Agreement with sellers Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary ELNG; pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, and settled and restructured certain debts in exchange for the issuance of 8,380,000 shares of the of common stock of the Company. The assets and business that were acquired by us as a result of the Share Exchange includes a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries. The six months of operations of the acquired entity since the acquisition date of June 30, 2008, are included in the Consolidated Statement of Operations of the successor.

As of a result of the change in control of the acquired assets, this acquisition was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Based upon the terms of the Share exchange, the primary purchase accounting adjustments to carrying values of assets and liabilities included the step up in carrying value of property plant and equipment to estimated fair market values, the elimination of goodwill that was previously carried on the books of the predecessor entity, the elimination of the income tax payable amount that was previously carried on the books of the predecessor entity, and the recognition and recording of additional debts, including those described in note 7. The value of the stock issued in the transaction was deemed nominal based upon the estimated fair market value of the underlying assets and liabilities.

The following is a condensed balance sheet disclosing the fair values of the LNG Business assets and liabilities acquired (amounts in thousands).

ASSETS
Cash and cash equivalents	$82
Accounts receivable	1,939
Inventory	259
Prepaid and other assets	3,891
Total current assets	6,171
Property, plant and equipment	34,000
Other long-term assets	1,888
Total Assets	$42,059

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable	$5,569
Line of credit	1,236
Other current liabilities	1,573
Total current liabilities	8,378
Term debt facilities	33,843
Total Liabilities	42,221
Stockholders’ Deficit	(162)
Total Liabilities and Stockholders’ Deficit	$$42,059

The following represents the approximate pro-forma effect assuming the acquisition with the companies had occurred on January 1, 2008, and 2007, the beginning of the Company’s current fiscal year, including proforma adjustments for depreciation and interest expense (amounts in 000’s).

	Year Ended December 31, 2008	Year Ended December 31, 2007

Net loss	$(9,221)	$(11,476)
Losses per share	$(.93)	$(1.16)

NOTE 7 — NOTES PAYABLE, CONVERTIBLE DEBTS AND LINE OF CREDIT

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008. In conjunction with this Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of December 31, 2008 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, base upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010. As of December 31, 2008, the Company was fully in compliance with all terms of the Credit Agreement.

Effective January 1, 2009, the Company entered into a modification to its Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with the lender. As part of this agreement, 1,100,000 shares were issued to the lender as additional consideration for the amended credit agreement. In addition, up to an additional 1,100,000 shares may be issued to the lender upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. Management believes that 1,100,000 common shares are likely to be issued on or before July 1, 2009.  This agreement also grants lender certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the Amended Credit Agreement was recorded as a discount to the note based on relative fair values in the amount of $156,795. As of December 31, 2008, there was $39,645 amortized on the discount.

Line of Credit

In connection with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of prime plus 2% (5.25% at December 31, 2008), and includes provisions for other monthly fees for services provided under the agreement. Including the interest rate and various fees, the Company’s average annualized effective interest rate associated with this facility is approximately 20%. As of December 31, 2008, the outstanding balance of the line of credit was $1,871,000.

During the 3rd quarter of 2008, this line of credit was increased to a maximum of $3.0 million. On February 27, 2009, the maturity date on this revolving line of credit was extended to March 1, 2010. In addition, the line of credit was reduced to $2.5 million, and the interest rate was modified to Libor plus 7%, with the Libor rate subject to a floor of 2%. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of .75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Convertible Debt

In connection with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note. Proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of December 31, 2008 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share. The conversion rate adjustment provisions provide for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Further, the note has no stated maturity date, is payable on demand, and does not provide for prepayment in the absence of consent by the holder.

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009. The note is convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares.  The Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $162,459 as of December 31, 2008. During the last half of 2008, $103,000 of the Note was converted to 1,190,000 common shares, leaving a remaining balance on the note as of December 31, 2008 of $67,500, net of the remaining discount of $8,541.

Private Convertible Debt Financing

Effective as of August 19, 2008, PNG Ventures, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (the “Investor”) pursuant to which the Investor purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2008, the Investor also owned a beneficial interest of 60.38% of the outstanding common shares of PNG. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to the Investor in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended and Restated Credit Agreement.

The Note matures on August 19, 2010 (the “Maturity Date”) however; the Maturity Date may be extended at the option of the Investor through August 19, 2012.

The Note is convertible at the option of the Investor at any time into shares of common stock at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”), and includes anti-dilution provisions that allow for future adjustment of the conversion price upon the occurrence of certain future events, including future issuances of common stock and other convertible instruments by the Company.

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. At the date of original issuance, the warrants had a relative fair value of $58,566. Amortization on the related debt discount totaled $10,708 as of December 31, 2008.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note is due on September 25, 2009, and requires monthly payments of $25,000 per month. If the note is not paid in full on maturity, then the interest rate on any remaining balance shall revert to the highest lawful rate, as defined, but in no event higher than 18% per annum until such time as the note is fully paid. Under certain conditions, including the sale by PNG of its common stock in a public offering, the due date of the note may be accelerated. The balance of this note as of December 31, 2008 was $1,763,583.

In connection with the Share Exchange, the Company became liable to a vendor that had previously provided, but not been paid for, transportation services to the Predecessor Entity for natural gas feedstock to the plant. The Company agreed to an informal arrangement to retire this liability over time. Generally, PNG has agreed to make payments toward this trade debt in the amount of $20,000 per month, with no interest due. As of December 31, 2008, the balance owed to the vender was $1,032,428. The trade debt arose from transactions between the Vendor and the Predecessor Entity in January and February 2008.

Other current liabilities

An aggregate of 1,450,000 shares of PNG Common Stock may be issued to certain entities that are affiliated with our major transportation vendor that provide shipping services for the LNG Business (referred to herein as “the Kelley Group”), in exchange for a Consent, Release and Debt Discharge Agreement in such form as agreed to by PNG and the Kelley Group. The shares will only be issued upon finalization of, and execution and delivery of, a final release agreement satisfactory to the Company. As of the date hereof, the Kelley Release Agreement has not been entered into, and no assurance can be made that the Company will secure such release agreement. Until such time as a final agreement is entered into, the company has recorded an accrual in the amount of approximately $947,000 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company (see Note 10).

Summary Table of Notes Payable, Convertible Debts, and Line of Credit

A summary of the Company’s structured debts is included in the following table (amounts in thousands):

	Long Term Debt	Current Portion Long Term Debt	Notes Payable & Other	Convertible Promissory Note	Line of Credit	Total
Secured Credit Agreement	$33,194	$806	$—	$—	$—	$34,000
Line of Credit	—	—	—	—	1,871	1,871
Convertible Notes	—	—	63	3,256	—	3,319
Vendor Notes	—	—	2,796	—	—	2,796
Other	—	—	947	—	—	947
Discounts	(119)	—	—	(55)	—	(174)
Total	$33,075	$806	$3,806	$3,201	$1,871	$42,759

Maturities of long-term debts

 The following table sets forth our future long-term debt payment obligations as of December 31, 2008 (amount in 000s):

Debt Outstanding at December 31, 2008
1 year or less	$806
2 years	36,450
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$37,256

NOTE 8 — INCOME TAXES

Both the Company and the Predecessor Entity had net operating losses for the periods ended December 31, 2008 and June 30, 2008 as well as the year ended December 31, 2007. The Company’s management believes it is more likely than not that the net deferred tax assets will not be fully realized based on its operating history. Therefore, the Company and Predecessor Entity have provided a valuation allowance against its deferred tax assets at December 31, 2008 and 2007. In addition, net operating loss carry forwards that were held by PNG prior to the date of the Share Exchange in the amount of $2.0 million may be subject to substantial limitations as to future use by Section 382 of the Internal Revenue Code. At December 31, 2008, the Company has accumulated operating losses totaling approximately $4.8 million. The net operating loss carry-forwards will begin to expire in 2017 if not utilized. There were no significant differences between the United States federal statutory rates and income tax expense except for valuation allowances. Non-current deferred tax assets of approximately $1,474,000 at December 31, 2008 were fully reserved and no income tax expense or benefit was recorded for the six-months ended December 31, 2008. Valuation allowances for deferred tax assets increased by approximately $823,000 during the six months ended December 31, 2008.

The Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the six-months ended December 31, 2008.

NOTE 9—STOCKHOLDERS’ EQUITY

Potential dilutive common shares

There were no debt conversion options for shares outstanding as of year end December 31, 2007, and 1,728,824 as of December 31, 2008. There were an additional 2,550,000 shares that are potentially issuable pursuant to various agreements described above, as of December 31, 2008. As of December 31, 2008, there were also 797,059 warrants outstanding issued in connection with the above private debt financing. As of December 31, 2008, total potential dilutive common shares were 5,075,883. Due to net losses or anti-dilutive features these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Potential dilutive common shares outstanding during the year are summarized as follows for the period ended December 31, 2008.

Description	Remaining Life	Exercise Price (1)	2008 Conversion shares
Convertible shares:
June 3, 2008 Black Forest Note convertible debt totaling $63,000 at December 31, 2008	2 years	$0.83	700,000
June 5, 2008 convertible debt totaling $67,500	2 years	$0.09	710,000
August 19, 2008 convertible debt totaling $3,188,235	2 years	$10.00	318,824
Total convertible shares as of September 30, 2008	—	—	1,728,824
Contingent shares:	—	—
Potential Kelley Settlement Agreement	N/A	N/A	1,450,000
Potential issuance related to Master Rights Agreement	N/A	N/A	1,100,000
Warrants:	—	—
August 19, 2008 warrants on private debt financing $3,188,235	—	$10.00	797,059
Total potential dilutive common shares as of December 31, 2008	—	—	5,075,883

(1)  Virtually all exercise prices and/or conversions are subject to adjustment and/or substantial reduction under certain circumstances.

Warrants

As of December 31, 2008, there were 797,059 warrants outstanding issued in connection with the private debt financing on August 19, 2008 totaling $3,188,235. These warrants are exercisable at $10 per share, and expire in 10 years. As of

December 31, 2008 no warrants have been exercised or forfeited. The weighted average exercise price for all warrants outstanding as of December 31, 2008 was $10 per share.

The warrant fair value of $58,566 was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility, and (4)  zero expected dividends.

A summary of the Company’s stock warrant activity and related information at December 31, 2008 is as follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2007
Issued	797,059	$10.00	$10.00
Exercised	—	—	—
Repurchased	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at December 31, 2008	797,059	$10.00	$10.00

In June 2008, the Company entered into an employment agreement with a key employee that provided for the issuance of 150,000 common stock purchase warrants at an exercise price of $10 per share. These stock purchase warrants have not been issued, pending the determination of contractual conditions that were not defined in the agreement, including term of the warrants, vesting conditions, and specific exercise rights. In July 2008, the Company agreed to issue 10,000 common stock purchase warrants to a director at an exercise price of $10 per share, and a vesting period of six months. These warrants have not been formally issued.

Share based Compensation  —

During the year ended December 31, 2008, the Company issued 25,000 restricted shares, valued at approximately $69,000 of PNG’s common stock to directors for services rendered.

NOTE 10:  LITIGATION

Clean Energy.  The Company has been served with a summons and complaint in an action commenced against it by Clean Energy Fuels Corp., a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleges that the Company breached its written agreement to supply Liquefied Methane Gas (LMG) and is seeking damages and an injunction compelling the Company to abide its contractual obligations. At the same time Clean Energy filed the action, it also moved for issuance of a preliminary injunction. The Company has answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys’ fees it will incur in defending the action. The Company also filed opposition to the motion for a preliminary injunction. A hearing on the motion was held on August 4, 2008. The Court subsequently denied the Clean Energy’s request for a preliminary injunction. While the Company has asserted a number of defenses and affirmative defenses, no assurance can be made that the Company will be successful in defending this lawsuit. An adverse ruling could have an adverse effect on the Company.

Kelley. In December 2008, Ken Kelley and certain affiliated parties filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company.

The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges that other payables are owed to the Kelley group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

Kelley and affiliates have also informally asserted other claims in connection with the transactions that resulted in the acquisition of the LNG Business by EBOF. Management believes that these allegations are without merit. The Company has, however, included an accrual in its balance of a liability in the amount of $947,000 to reflect the amounts alleged to be due in the pending litigation, as well as to reflect the contingent issuance of shares claimed by Kelley and affiliates

Customer Matters:
In September 2008, one of our transit customers notified us that it was assessing penalties of $200,000 related to our alleged failure to comply with certain terms of our LNG supply contract with this customer. In early 2009, we agreed to a settlement of this issue that required us to pay the amount of $50,000 and to further comply with certain performance measures during the six-month period following the settlement. In the event that the Company fails to comply with the conditions of the settlement, the remaining penalties could be reinstated, requiring us to pay the remainder of the alleged penalties. We recognized the $50,000 penalty in 2008 as an expense.

Many of our customer contracts include substantial penalties for non-compliance, and we are occasionally involved in disputes with customers regarding compliance with contractual terms, applicability of liquidated damages, and various other matters of contractual compliance, performance, and/or interpretation. Management does not believe that any such disputes which currently exist are likely to result in a material adverse change in the financial condition of the Company.

Other Matters:
From time to time, we are involved in a variety of claims, suits, investigations, proceedings and legal actions arising in the ordinary course of our business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

 NOTE 11— CUSTOMER AND SUPPLIER CONCENTRATIONS

Our business is dependent upon the operation of a single natural gas liquefaction plant that takes natural gas feedstock directly from an adjacent natural gas pipeline. While the pipeline is operated as a common carrier and is subject to applicable common carrier rules and regulations, any extended disruption in the operations of this pipeline, or in our relationship with the operator of the pipeline, could have a material adverse effect upon our business.

Our sales are derived principally from various governmental agencies and authorities, including our three largest customers that comprised 55.0% of our sales during the period ended December 31, 2008. The largest of these customers comprised 37% of sales during this period, and is subject to a contract that is scheduled to expire June 30, 2009.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued FASB No. 141R, “Business Combinations.” FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141R will become effective as of the beginning of the Company's fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company's consolidated financial statements will depend on the nature, terms, and size of business combinations that occur after the effective date.

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

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 only with respect to financial assets and liabilities, as well as any other assets and liabilities carried at fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition. The Company does not currently expect the application of the fair value framework established by SFAS 157 to non-financial assets and liabilities measured on a non-recurring basis to have a material impact on the consolidated financial statements. However, the Company will continue to assess the potential effects of SFAS 157 as additional information becomes available.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option on any assets or liabilities not previously carried at fair value under SFAS 159.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial condition and results of operations. However, the Company believes it will likely be required to provide additional disclosures as part of future financial statements, beginning with the first quarter of fiscal 2009.

In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s financial condition and results of operations.

NOTE 13 – SUBSEQUENT EVENTS

On January 1, 2009, the Company entered into a modification to its Secured Credit agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

On February 27, 2009, the maturity date of the revolving line of credit was extended to March 1, 2010. In addition, the line of credit was reduced to $2.5 million, and the interest rate was modified to Libor plus 7%, with the Libor rate subject to a floor of 2%. The amendment also added a prepayment penalty in the amount of $25,000, a loan processing fee of .75% of the average loan amount outstanding, payable monthly, and a loan processing fee of $25,000 paid upon execution of the amendment.