Form 10-Q
period 2009-06-15
PNG VENTURES INC
filed 2009-06-15
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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

214-666-6250
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  □ Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

As of April 30, 2009 there were 10,013,019 shares of common stock of the registrant outstanding.

PNG VENTURES, INC.
FORM 10-Q QUARTERLY REPORT

PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements

PNG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
($ in thousands, except per share amounts)

ASSETS	March 31, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$621	$419
Trade accounts receivable, net of allowances totaling $32 and $31	2,624	3,365
Prepaid expenses and other current assets	882	1,124
Total Current Assets	4,127	4,908

Property, Plant and equipment, net of accumulated depreciation	33,382	33,321
Prepaid and other long term assets	2,403	2,943
Total Assets	$39,912	$41,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,068	$1,851
Line of credit	1,374	1,871
Current portion of long term debt, net of discount of $101 and $0	34,184	806
Convertible promissory notes, net of discount $41 and $0	3,214
Notes payable and other current liabilities	3,765	3,806
Total Current Liabilities	44,605	8,334

Convertible promissory notes, net of discount $0 and $55	―	3,201
Long term debt, net of discount of $0 and $119	―	33,075
Total Long Term Liabilities	―	36,276

Total Liabilities	44,605	44,610

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 10,013,019 shares issued and outstanding	10	10
Additional paid-in capital	(10)	(10)
Accumulated deficit	(4,693)	(3,438)
Total Stockholders’ Equity (Deficit)	(4,693)	(3,438)

Total Liabilities and Stockholders’ Equity (Deficit)	$39,912	$41,172

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
($ in thousands, except per share amounts)

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Revenue	$6,405	$7,421
Cost of sales (exclusive of items shown separately below)	4,196	5,984
Gross profit	2,209	1,437

Compensation	448	293
Other selling, general and administrative	896	596
Depreciation	578	376

Net income from operations	287	172

Other income (expense)
Interest expense	(1,542)	(1,649)
Other income – debt forgiveness	―	11
Total other expense	(1,542)	(1,638)

Net loss	$(1,255)	$(1,466)

Net loss per share - basic and diluted	$(.123)	$ n/a

Weighted average number of common shares outstanding - basic and diluted	10,013,019	n/a

See accompanying notes to consolidated financial statements

 PNG VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
($ in thousands)

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(1,255)	$(1,466)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	376
Debt discount amortization	417	226
Decrease (increase) in:
Accounts receivable	741	519
Prepaids and other Assets	242	1,105
Accounts payable and accrued expenses	223	2,763
Net cash provided by (used in) operating activities	946	3,523

Cash Flows From Investing Activities:
Purchases of equipment	(491)	—
Acquisition cash of LNG business	—	—
Net cash (used in) investing activities	(491)	—

Cash Flows From Financing Activities:
Related party advances, net	—	(3,304)
Repayments of convertible debt	(41)	—
Proceeds from debt issuances	285	—
Net changes in line of credit	(497)	(132)

Net cash used in financing activities	(253)	(3,436)

Net increase in cash	202	87
Cash and cash equivalents
Beginning of period	419	—
End of period	$621	$87

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	—	—
Cash paid for interest	$1,180	$944

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

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

The Company acquired New ELNG via a Share Exchange Agreement (the “Exchange Agreement”) with sellers Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”). In the Exchange Agreement, PNG acquired 100% ownership of ELNG’s wholly owned subsidiary New Earth LNG, LLC, a Delaware limited liability company from ELNG, in exchange for the issuance of 7,000,000 shares of the common stock of the Company (“Exchange Shares”) to EBOF, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”). EBOF granted an irrevocable voting proxy to certain of their prior creditors regarding the 7,000,000 PNG shares. Subsequently, these shares were transferred to the prior creditors in relinquishment of EBOF debt, thereby rendering majority ownership to the creditors in PNG. Other share issuances related to the acquisition, included shares issued to creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 2.6 million shares escrowed to extinguish certain other debts assumed in the acquisition.

As a result of the Share Exchange, PNG acquired a liquefied natural gas production facility in Topock, Arizona and its related distribution and sales businesses. PNG has accounted for this acquisition under the purchase accounting method. The acquisition has resulted in a new reporting entity which is referred to as the “Successor Entity” in the accompanying consolidated financial statements. The “Predecessor Entity” includes the financial statements of ELNG under prior management and is not comparable due to the new basis of accounting. Accordingly, the consolidated financial statements presented for the three month period ended March 31, 2008 represent the Predecessor Entity. The consolidated financial statements presented as of December 31, 2008, and as of and for the period ended March 31, 2009 represent the Successor Entity.

 NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS (UNAUDITED)

In connection with the Share Exchange, the Company assumed responsibility for the ultimate payment of significant debts of the Predecessor Entity, including most of those described in Note 6. Primarily as a result of the interest expense associated with such debt, the Successor Entity has incurred negative earnings and, as of March 31, 2009, carries both a negative current ratio and stockholders’ deficit. Management, in order to address these concerns, has and continues to aggressively implement measures to improve operating performance and cash flow. Steps the Company has already implemented include the following:

•         Restructured senior management team and board of directors
•         Completed a $3.2 million interim debt financing
•         Completed significant LNG plant maintenance designed to restore production volumes
•         Stabilized working capital and cash flow
•         Stabilized vendor, creditor, and customer relationships
•         Secured significant new customer contracts

Despite these efforts, the Company continues to face some major challenges. As described in Note 6, the Company is currently not in compliance with certain of its covenants related to its Amended and Restated Credit Agreement and, effective in May 2009, has suspended payments of interest. As a result, all of the debt related to this Credit Agreement is classified as a current liability as of March 31, 2009. Such debt would otherwise have been due on June 26, 2010. Likewise, due to certain cross default provisions in its subordinated convertible note (see Note 6—Private Convertible Debt Financing), this debt is also classified as current as of March 31, 2009. Also, as described in Note 10, the Company will  lose a major customer contract effective July 1, 2009 (see note 10).  This Contract contributed 42% of the Company’s revenue during the first quarter of 2009. As a result of the loss of this contract, the Company anticipates substantially reduced cash flow over the balance of 2009, and throughout the first half of 2010, with the likely result that it will face difficulty meeting its future debt covenant requirements.

Management expects to continue to implement changes to the business designed to improve operating cash flow and financial condition. However, substantial renegotiation and/or/restructuring of its debt facilities will be required in order for the Company to maintain sufficient liquidity, cash flow, and other resources to meet its obligations in the ordinary course of business as such obligations arise.

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

Principles of Consolidation — The Successor Entity consolidated balance sheets as of March 31, 2009 and December 31, 2008, and consolidated statements of operations and cash flows for the three months ended March 31, 2009  include the accounts of PNG, New Earth LNG, LLC and its’ wholly  owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include trading securities and notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms. The trading securities are carried at fair value with changes in fair value recognized in earnings each period. Valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities.

Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three-months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We may hold cash and cash equivalents at several major financial institutions, which could exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

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

From time to time, we derive a material portion of our revenues from one or more significant customers. During the three months ended March 31, 2009, approximately 42% of our revenues were derived from our largest customer (see note 10), and an additional 25.1% of our revenues were derived, collectively, from our second and third largest customers. No other customer represented more that 10% of our total revenues during this period. Virtually all of our revenues are derived domestically.

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

Impairment of Long-Lived Assets  — In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

NOTE 3 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in 000’s):

Description	March 31, 2009	December 31, 2008
Prepaid expenses	$343	$487
Deposits	767	744
Escrow monies	189	307
Prepaid financing costs	1,953	2,344
Inventory	33	37
Other assets	—	148
Less current portion	(882)	(1,124)
Long term prepaids and other assets	$2,403	$2,943

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2009 and December 31, 2008, property, plant and equipment consisted principally of the assets related to the LNG business acquired in the Exchange Agreement. Carrying values reflect the step up in basis to fair market value upon completion of the acquisition of the LNG operation by PNG effective June 30, 2008 (see Note 5):

Description	March 31, 2009	December 31, 2008
LNG Production Facilities	$35,076	$34,441
Fixtures and equipment	27	22
Total cost	35,103	34,463
Accumulated Depreciation	(1,721)	(1,142)
Net property, plant and equipment	$33,382	$33,321

Depreciation expense for the three months ended March 31, 2009 was approximately $578,000.

PNG’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG Production Facilities	15 Years

NOTE 5 — ACQUISITIONS

On June 30, 2008, PNG entered into and completed an acquisition pursuant to the Share Exchange Agreement with sellers Earth Biofuels, Inc., a Delaware corporation (“EBOF”), and its wholly owned subsidiary ELNG; pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, and settled and restructured certain debts in exchange for the issuance of 8,380,000 shares of the of common stock of the Company. The assets and business that were acquired by us as a result of the Share Exchange includes a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries.

As of a result of the change in control of the acquired assets, this acquisition was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Based upon the terms of the Share Exchange, the primary purchase accounting adjustments to carrying values of assets and liabilities included the step up in carrying value of property plant and equipment to estimated fair market values, the elimination of goodwill that was previously carried on the books of the predecessor entity, the elimination of the income tax payable amount that was previously carried on the books of the predecessor entity, and the recognition and recording of additional debts, including those described in note 6. The value of the stock issued in the transaction was deemed nominal based upon the estimated fair market value of the underlying assets and liabilities.

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

The following represents the approximate pro-forma effect on the Predecessor Entity’s three month period ended March 31, 2008 assuming the acquisition with the companies had occurred on January 1, 2008, including proforma adjustments for depreciation and interest expense (amounts in 000’s).

Predecessor Three Months Ended March 31, 2008 (unaudited)

Net loss	$(1,880)

NOTE 6 — NOTES PAYABLE, CONVERTIBLE DEBTS AND LINE OF CREDIT

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008. In conjunction with this Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of Mach 31, 2009 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, base upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010. As of March 31, 2009, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments on this facility, pending completion of negotiations to restructure this debt facility. As a result, the entire principal amount of this Credit Agreement is classified as a current liability as of March 31, 2009. Also, due to the loss of a major customer contract (see note 10), the Company anticipates that it will likely not be able to meet future covenant requirements throughout the balance of 2009 and well into 2010. Management is negotiating with its lender to obtain waivers and relief from covenants, covenant violations, and other credit terms; however, there is no assurance that such negotiations will be successful.

Effective January 1, 2009, the Company entered into a modification to its Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with the lender. As part of this agreement, 1,100,000 shares were issued to the lender as additional consideration for the amended credit agreement. In addition, up to an additional 1,100,000 shares may be issued to the lender upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. Management believes that 1,100,000 common shares are likely to be issued on or before July 1, 2009. This agreement also grants lender certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the Amended Credit Agreement was recorded as a discount to the note based on relative fair values in the amount of $156,795. As of March 31, 2009, the remaining unamortized portion of this discount was $97,000.

Line of Credit

In connection with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at March 31, 2009), and includes provisions for other monthly fees for services provided under the agreement. Including the interest rate and various fees, the Company’s average annualized effective interest rate associated with this facility is approximately 26.4%. As of March 31, 2009, the outstanding balance of the line of credit was $1,374,000.

 On February 27, 2009, the maturity date on this revolving line of credit was amended and extended to March 1, 2010. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of .75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Convertible Debt

In connection with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note. Proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of March 31, 2009 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

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

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. As of March 31, 2009 the remaining balance was $67,500 of which the note is convertible at any time with a conversion price of $.09 per share, or 710,000 shares.

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

The Note matures on August 19, 2010 (the “Maturity Date”) however; the Maturity Date may be extended at the option of the Investor through August 19, 2012. This note also contains cross default provisions that may accelerate maturity if the existing covenant defaults related to the Secured Credit Agreement are not successfully resolved. As a result of these cross default provisions, the entire balance has been classified as a current liability as of March 31, 2009.

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

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. At the date of original issuance, the warrants had a relative fair value of $58,566. The remaining unamortized discount on this note as of March 31, 2009 was $41,000.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note is due on September 25, 2009, and requires monthly payments of $25,000 per month. If the note is not paid in full on maturity, then the interest rate on any remaining balance shall revert to the highest lawful rate, as defined, but in no event higher than 18% per annum until such time as the note is fully paid. Under certain conditions, including the sale by PNG of its common stock in a public offering, the due date of the note may be accelerated. The balance of this note as of March 31, 2009 was $1,724,000.

In connection with the Share Exchange, the Company became liable to a vendor that had previously provided, but not been paid for, transportation services to the Predecessor Entity for natural gas feedstock to the plant. The Company agreed to an informal arrangement to retire this liability over time. Generally, PNG has agreed to make payments toward this trade debt in the amount of $20,000 per month, with no interest due. As of March 31, 2009, the balance owed to the vendor was $1,031,000 The trade debt arose from transactions between the Vendor and the Predecessor Entity in January and February 2008.

Other current liabilities

An aggregate of 1,450,000 shares of PNG Common Stock may be issued to certain entities that are affiliated with our major transportation vendor that provide shipping services for the LNG Business (referred to herein as “the Kelley Group”), in exchange for a Consent, Release and Debt Discharge Agreement in such form as agreed to by PNG and the Kelley Group. The shares will only be issued upon finalization of, and execution and delivery of, a final release agreement satisfactory to the Company. As of the date hereof, the Kelley Release Agreement has not been entered into, and no assurance can be made that the Company will secure such release agreement. Until such time as a final agreement is entered into, the company has recorded an accrual in the amount of approximately $947,000 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company (see Note 9).

Summary Table of Notes Payable, Convertible Debts, and Line of Credit

A summary of the Company’s structured debts is included in the following table (amounts in 000s):

	Long Term Debt	Current Portion Long Term Debt	Notes Payable & Other	Convertible Promissory Note	Line of Credit	Total
Secured Credit Agreement	$—	$34,285	$—	$—	$—	$34,285
Line of Credit	—	—	—	—	1,375	1,375
Convertible Notes	—	—	63	3,255	—	3,318
Vendor Notes	—	—	2,755	—	—	2,755
Other	—	—	947	—	—	947
Discounts	—	(101)		(41)	—	(142)
Total	$—	$34,184	$3,765	$3,214	$1,375	$42,538

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of March 31, 2009 (amount in 000s):

Debt Outstanding at March 31, 2009
1 year or less	$37,540
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$37,540

NOTE 7 — INCOME TAXES

Both the Company and the Predecessor Entity had net operating losses for the three month periods ended March 31, 2009 and 2008. The Company’s management believes it is more likely than not that the net deferred tax assets will not be fully realized based on its operating history. Therefore, the Company and Predecessor Entity have provided a valuation allowance against its deferred tax assets at March 31, 2009 and December 31, 2008. In addition, net operating loss carry forwards that were held by PNG prior to the date of the Share Exchange in the amount of $2.0 million may be subject to substantial limitations as to future use by Section 382 of the Internal Revenue Code. At March 31, 2009, the Company has accumulated operating losses totaling approximately $5.7 million. The net operating loss carry-forwards will begin to expire in 2017 if not utilized. There were no significant differences between the United States federal statutory rates and income tax expense except for valuation allowances. Non-current deferred tax assets of approximately $1.8 million at March 31, 2009 were fully reserved and no income tax expense or benefit was recorded for the three months ended March 31, 2009. Valuation allowances for deferred tax assets increased by approximately $329,000 during the three months ended March 31, 2009.

The Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the three month period ended March 31, 2009 or the six month period ended December 31, 2008.

NOTE 8—STOCKHOLDERS’ EQUITY

Potential dilutive common shares

There were 1,728,824 debt conversion options outstanding as of March 31, 2009 and December 31, 2008. There was an additional 2,550,000 shares that are potentially issuable pursuant to various agreements described above. As of March 31, 2009 and December 31, 2008, there were also 797,059 warrants outstanding issued in connection with the above private debt financing. As of March 31, 2009 and December 31, 2008, total potential dilutive common shares were 5,075,883. Due to net losses or anti-dilutive features, these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Potential dilutive common shares outstanding as of March 31, 2009 are as follows:

Description	Remaining Life	Exercise Price (1)	2008 Conversion shares
Convertible shares:
June 3, 2008 Black Forest Note convertible debt totaling $63,000 at December 31, 2008	2 years	$0.09	700,000
June 5, 2008 convertible debt totaling $67,500	2 years	$0.09	710,000
August 19, 2008 convertible debt totaling $3,188,235	2 years	$10.00	318,824
Total convertible shares as of September 30, 2008	—	—	1,728,824
Contingent shares:	—	—
Potential Kelley Settlement Agreement	N/A	N/A	1,450,000
Potential issuance related to Master Rights Agreement	N/A	N/A	1,100,000
Warrants:	—	—
August 19, 2008 warrants on private debt financing $3,188,235	—	$10.00	797,059
Total potential dilutive common shares as of March 31, 2009	—	—	5,075,883

(1)  Virtually all exercise prices and/or conversions are subject to adjustment and/or substantial reduction under certain circumstances.

Warrants

As of March 31, 2009, there were 797,059 warrants outstanding issued in connection with the private debt financing on August 19, 2008 totaling $3,188,235. These warrants are exercisable at $10 per share, and expire in 10 years. As of March 31, 2009, no warrants have been exercised or forfeited. The weighted average exercise price for all warrants outstanding as of March 31, 2009 was $10 per share.

The warrant fair value of $58,566 was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility, and (4) zero expected dividends.

A summary of the Company’s stock warrant activity and related information at March 31, 2009 is as follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2008
Issued	797,059	$10.00	$10.00
Exercised	—	—	—
Repurchased	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at March 31, 2009	797,059	$10.00	$10.00

Share based Compensation  —

During the six month period ended December 31, 2008, the Company issued 25,000 restricted shares, valued at approximately $69,000 of PNG’s common stock to directors for services rendered. In February 2009, the Company committed to issue 1,000,000 common stock purchase options to its newly hired CEO. These options expire in 10 years, vest ratably over 12 quarters, and have an initial strike price of $10 per common share subject to adjustment under certain conditions.

NOTE 9:  LITIGATION

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

Kelley. In December 2008, Oliver Kendall “Ken” Kelley and certain affiliated parties filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company. The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges that other payables are owed to the Kelley group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

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

In June 2009, the Company filed a lawsuit against Ken Kelley in which the Company claims include tortuous interference, breach of fiduciary duty, fraud, and breach of contract.

Customer Matters:
In September 2008, one of our transit customers notified us that it was assessing penalties of $200,000 related to our alleged failure to comply with certain terms of our LNG supply contract with this customer. In early 2009, we agreed to a settlement of this issue that required us to pay the amount of $50,000 and to further comply with certain performance measures during the six-month period following the settlement. In the event that the Company fails to comply with the conditions of the settlement, the remaining penalties could be reinstated, requiring us to pay the remainder of the alleged penalties. We recognized the $50,000 penalty in 2008 as an expense. As of April 30, 2009, the Company is in compliance with the performance requirements.

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

 NOTE 10— CUSTOMER AND SUPPLIER CONCENTRATIONS

Our business is dependent upon the operation of a single natural gas liquefaction plant that takes natural gas feedstock directly from an adjacent natural gas pipeline. While the pipeline is operated as a common carrier, and subject to applicable common carrier rules and regulations, any extended disruption in the operations of this pipeline, or in our relationship with the operator of the pipeline, could have a material adverse effect upon our business.

Our sales are derived principally from various governmental agencies and authorities, including our three largest customers that comprised 67.1% of our sales during the period ended March 31, 2009. The largest of these customers comprised 42% of sales during this period, and is subject to a contract scheduled to expire on June 30, 2009.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued FASB No. 141R, “Business Combinations.” FASB 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. FASB 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FASB 141R will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. The impact that adoption of FASB No. 141R will have on the Company’s consolidated financial statements will depend on the nature, terms, and size of business combinations that occur after the effective date.

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition and results of operations.

In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s financial condition and results of operations.

 ITEM 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. A reader, whether investing in the Company’s securities or not, should not place undue reliance on these forward-looking statements, which are made only as of the date of this quarterly report. Important factors that may cause actual results to differ from expectations and projections, include, for example: the success or failure of management’s implementation of the Company’s plan of operation; the ability of the Company to fund its operating expenses; the ability of the Company to obtain a source of funds on terms that are acceptable; the ability of the Company to compete with other companies that supply LNG to user; and the effect of changing economic conditions impacting our plan of operation.

We believe that the statements in this quarterly report on Form 10-Q that we make regarding the following matters, by their nature, are forward-looking:

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

The foregoing list is not intended to be an exhaustive list of all of our forward-looking statements. Although the forward-looking statements in this quarterly report on Form 10-Q reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” contained in our annual report on Form 10-K.

As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this quarterly Report on Form 10-Q with the Securities and Exchange Commission, to conform these statements to actual results, or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this quarterly report on Form 10-Q.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith, and our annual report on Form 10-K filed for the period ended December 31, 2008. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

As a result of the Exchange Agreement, (i) New ELNG became a wholly-owned subsidiary of the PNG and (ii) PNG succeeded to the Arizona based liquid natural gas operations, which is currently its sole business. PNG accounted for the acquisition of the LNG business as a purchase. Prior to the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF); that, together, comprise the west coast liquefied natural gas (“LNG”) business (“LNG Business”) of PNG effective after the closing of the Share Exchange.

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

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to customers for non-vehicle use. We also own one public LNG fueling station from which we sell LNG to numerous parties. We produce LNG at our liquefaction plant in Arizona, but also purchase approximately 10% of our LNG supplies from third parties, typically on spot contracts. We sell LNG principally through supply contracts that are normally on an index-plus basis, although we also occasionally enter into fixed-price contracts.

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

We produce LNG at our Topock, AZ plant by processing pipeline quality natural gas through various purification applications, and then refrigerating such gas to a temperature of approximately -260 degrees F. Once liquefied, the LNG is stored at our plant site in above ground, cryogenic storage tanks and ultimately shipped via tractor-trailers to customer sites. We sell LNG to approximately 50 customers located in Arizona, California, and Nevada, who utilize the LNG principally as transportation fuel for heavy-duty vehicle fleets. Typical customer fleet applications include city and regional buses, garbage hauling trucks, heavy-duty tractors, port drayage trucks, and various other similar applications.

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

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230.

Current Debt Obligations

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008. In conjunction with this Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of Mach 31, 2009 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, base upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010. As of March 31, 2009, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments on this facility, pending completion of negotiations to restructure this debt facility. As a result, the entire principal amount of this Credit Agreement is classified as a current liability as of March 31, 2009. Also, due to the loss of a major customer contract (see note 10), the Company anticipates that it will likely not be able to meet future covenant requirements throughout the balance of 2009 and well into 2010. Management is negotiating with its lender to obtain waivers and relief from covenants, covenant violations, and other credit terms; however, there is no assurance that such negotiations will be successful.

Effective January 1, 2009, the Company entered into a modification to its Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with the lender. As part of this agreement, 1,100,000 shares were issued to the lender as additional consideration for the amended credit agreement. In addition, up to an additional 1,100,000 shares may be issued to the lender upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. Management believes that 1,100,000 common shares are likely to be issued on or before July 1, 2009. This agreement also grants lender certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the Amended Credit Agreement was recorded as a discount to the note based on relative fair values in the amount of $156,795. As of March 31, 2009, the remaining unamortized portion of this discount was $97,000.

Line of Credit

In connection with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at March 31, 2009), and includes provisions for other monthly fees for services provided under the agreement. Including the interest rate and various fees, the Company’s average annualized effective interest rate associated with this facility is approximately 26.4%. As of March 31, 2009, the outstanding balance of the line of credit was $1,374,000.

 On February 27, 2009, the maturity date on this revolving line of credit was amended and extended to March 1, 2010. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of .75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Convertible Debt

In connection with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note. Proceeds from the third quarter private debt financing were used to repay $563,250 principle balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of March 31, 2009 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

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

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. The note bears interest at 12%, which is due and payable upon maturity of June 5, 2009. The note is convertible at any time at a conversion price of $.09 per share, or 1,900,000 shares. The Company recognized a beneficial conversion feature in the amount of $171,000, which was based on the intrinsic value of the conversion feature. Amortization on the debt discount totaled $162,459 as of December 31, 2008. During the last half of 2008, $103,000 of the Note was converted to 1,190,000 common shares, leaving a remaining balance on the note as of March 31, 2009 of $67,500, net of the remaining discount of $4,000.

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

The Note matures on August 19, 2010 (the “Maturity Date”) however; the Maturity Date may be extended at the option of the Investor through August 19, 2012. This note also contains cross default provisions that may accelerate maturity if the existing covenant defaults related to the Secured Credit Agreement are not successfully resolved. As a result of these cross default provisions, the entire balance has been classified as a current liability as of March 31, 2009.

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

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. At the date of original issuance, the warrants had a relative fair value of $58,566. The remaining unamortized discount on this note as of March 31, 2009 was $41,000.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note is due on September 25, 2009, and requires monthly payments of $25,000 per month. If the note is not paid in full on maturity, then the interest rate on any remaining balance shall revert to the highest lawful rate, as defined, but in no event higher than 18% per annum until such time as the note is fully paid. Under certain conditions, including the sale by PNG of its common stock in a public offering, the due date of the note may be accelerated. The balance of this note as of March 31, 2009 was $1,724,000.

In connection with the Share Exchange, the Company became liable to a vendor that had previously provided, but not been paid for, transportation services to the Predecessor Entity for natural gas feedstock to the plant. The Company agreed to an informal arrangement to retire this liability over time. Generally, PNG has agreed to make payments toward this trade debt in the amount of $20,000 per month, with no interest due. As of March 31, 2009, the balance owed to the vender was $1,031,000. The trade debt arose from transactions between the Vendor and the Predecessor Entity in January and February 2008.

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

Results of Operations—PNG Ventures, Inc.

The accompanying financial statements include a consolidated balance sheet, consolidated statement of operations, and consolidated statement of cash flows for the Company as of and for the three month period ended March 31, 2009, as well as a consolidated balance sheet as of December 31, 2008. In addition, the financial statements include a consolidated statement of operations and consolidated statement of cash flows for the Predecessor Entity for the three month period ending March 31, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States, including the Predecessor Entity financial statements that were prepared from the historical accounting records of ELNG.

The new basis of accounting resulting from the Share Exchange effective as of June 30, 2008 and related financing had a significant effect on statements of operations data for the subsequent periods and reflects additional depreciation of property, plant, and equipment and interest expense on debt which is not comparable to the Predecessor Entity.

	Successor Entity Three Months Ended March 31, 2009	Predecessor Entity Three Months Ended March 31, 2008
Statement of Operations Data

Revenue	$6,405	$7,421
Cost of revenue	4,196	5,984
Gross profit	2,209	1,437
Compensation	448	293
Other selling, general, and administrative expenses	896	596
Depreciation	578	376
Operating income	287	172
Interest expense, net	(1,542)	(1,649)
Other income (expenses)	—	11
Net income (loss)	$(1,255)	$(1,466)

Quarter Ended March 31, 2009 (Successor Entity) compared to Predecessor Entity Quarter Ended March 31, 2008:

Revenue.  Total revenue for the first quarter 2009 decreased $1.0 million, or 14%, to approximately $6.4 million from approximately $7.4 million in the first quarter 2008 of the Predecessor Entity. The decrease in total revenues is due almost entirely to an approximate 12% decrease in the average sales price of LNG, due principally to generally lower prices for natural gas, but also effected by a small decline in the volume of gas sold in 1st quarter of 2009. The volume of LNG sold during the first quarter of 2009 was 6.0 million gallons, compared to 6.3 million gallons in the comparable quarter of 2008.

Cost of Sales.   The types of expenses included in the cost of sales line item include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. PNG’s cost of sales excludes depreciation, amortization, and compensation related to the production of LNG. Cost of sales in the first quarter of 2009 decreased $1.8 million, or 29.9%, to approximately $4.3 million from approximately $6.0 million for the first quarter of 2008. Cost of goods sold is mainly affected by the cost of natural gas prices, and volumes sold. Since the volumes of LNG sold declined slightly during the 1st quarter of 2009, virtually all of the decrease in cost of sales is attributable, the generally lower market prices of pipeline quality natural gas during 2009.

Gross Profit and Margin:  Gross profit increased from $1.4 million in 2008 to $2.2 million in 2009. Likewise, the gross profit margin increased from 19.4% in 2008 to 34.5% in 2009. Virtually all of this increase can be attributed to a combination of better gas procurement practices that were in effect in 2009, coupled with favorable margins, resulting from a lower level of prices for feedstock gas, derived from one major fixed price contract that was in effect in 2009, but not in 2008. Margins per LNG gallon sold were $0.228 in 2008 compared to $.367 in 2009.

Compensation Expenses.  Compensation expenses increased from approximately $293,000 in 2008 to $448,000 in 2009. Virtually all of this increase is associated with increased staffing, related principally to the separation of the LNG Business from the former parent.

Other Operating Expenses.  The types of expenses included in other operating expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses during 2009 increased $300,000, or approximately 50% higher than the level 2008. The 2009 cost increases over the 2008 costs related primarily to repairs and maintenance, plant operating costs, professional services, insurance costs, and other miscellaneous expense related to, the separation of the LNG Business from the former parent.

Interest Expenses.  Interest expenses decreased slightly in 2009 reflecting a large increase in average debt levels, but offset by a decline in average interest rates.

Liquidity and Capital Resources

As of March 31, 2009, the Company was not in compliance with certain covenants included in its $34 million Amended and Restated Credit Agreement, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments on this facility, pending completion of negotiations to restructure this debt facility. As a result, the entire principal amount of this Credit Agreement is classified as a current liability as of March 31, 2009. Such debt would otherwise have been due on June 26, 2010. Likewise, due to certain cross default provisions in its subordinated convertible note, this debt is also classified as current as of March 31, 2009. Also, as described in Note 10, the Company will lose a major customer contract effective July 1, 2009. This contract contributed 42% of the Company’s revenues during the first quarter of 2009. As a result of the loss of this contract, the Company anticipates substantially reduced cash flow over the balance of 2009, and throughout the first half of 2010, with the likely result that it will face difficulty meeting its future debt covenant requirements.

The Company’s primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of March 31, 2009, the Company's liquidity and capital resources included cash and cash equivalents of $621,000.

In conjunction with the acquisition of the LNG business, PNG assumed substantial obligations of the LNG business, including the $34 million Amended and Restated Credit Facility,  and the line of credit, as well as other debts described in the Notes to the financial statements, and trade payable accounts of the LNG business. As of March 31, 2009, the Company had a negative working capital of approximately $40.5 million, and substantial future interest and principal payments related to its credit facilities and other structured debts. As a result, the Company expects to seek additional equity capital in order to reduce its overall debt and strengthen its financial condition. While management believes that the company can continue as a going concern, there is no assurance that attempts to secure additional equity financing will be successful, nor that the Company can continue as a going concern.

The Company believes that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under our new senior secured credit facility are marginally sufficient to finance the current requirements of our operations and anticipates the need for future equity investment and/or a restructuring of the Company’s existing indebtedness. This situation will be exacerbated by the loss of a major customer contract, effective July 1, 2009, with a transportation authority, from which the Company derived 42% of its revenues in the quarter ended March 31, 2009. The Company will need additional capital to continue its business plan, expand its business, service its debt, and increase capacity at its Topock facility. Management also intends to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require the company to expand is marketing efforts, as well as its current area of geographic operations. This growth strategy will require additional equity capital to fund both capital and operating requirements. While management believes that equity capital to fund growth may be available, there is no assurance that such capital can be secured.

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

Much of our debt outstanding includes warrants and/or common stock derivatives that could result in substantial dilution to existing and prospective shareholders, thereby potentially increasing the difficulty in securing new debt or equity financings. Virtually all of the existing derivatives include anti-dilution provisions and conversion price redetermination provisions that potentially exacerbate the problem. In particular, the remaining portion of the BFI Note is currently convertible into 700,000 PNG shares at the current conversion rate of $.09 per share. The note provides for future adjustment to the conversion rate any time that PNG issues common shares or derivatives of common shares at an effective price of less than $10 per share. The note and its embedded conversion rate adjustment provisions are considered extremely punitive and toxic, since the adjustment provision provides for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Under the terms of the note, the conversion price is subject to unlimited adjustments. Further, the note has no due date, and the note cannot be prepaid in the absence of consent by the holder. The extent of the dilution that may result from the application of the conversion provisions may limit our ability to obtain additional capital investment. Although we plan to address the punitive provisions of the Note either through negotiations and/or litigation, we may not be able to succeed in eliminating their provisions.

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

Net cash provided by operating activities was approximately $.9 million during the three months ended March 31, 2009 compared to cash provided by operating activities of $3.5 million during the comparable quarter of 2008. However, much of the cash provided by operations in the first quarter of 2008 was due to increases in certain trade payable accounts, which were ultimately assumed by PNG in the Share Exchange and are now being paid over time.

Net cash used in investing activities during the first quarter of 2009 was approximately $500,000, much of which related to capital expenditures, principally related to major maintenance and equipment replacements at the Topock facility. Management expects that equipment replacements at Topock of this magnitude will likely occur every year.

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

Fair Market Value of Financial Instrument — The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms.

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

Impairment of Long-Lived Assets  — In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

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

The Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes how to measure fair value based on a three-level hierarchy of inputs, of which the first two are considered observable and the last unobservable.

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

The adoption of this statement did not have a material impact on the Company’s consolidated results of operations or financial condition

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). The objective of SFAS 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial condition and results of operations.

In April 2008, FASB issued FASB Staff Position (“FSP”) No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset. FSP 142-3 also requires the disclosure of the weighted-average period prior to the next renewal or extension for each major intangible asset class, the accounting policy for the treatment of costs incurred to renew or extend the term of recognized intangible assets and for intangible assets renewed or extended during the period, if renewal or extension costs are capitalized, the costs incurred to renew or extend the asset and the weighted-average period prior to the next renewal or extension for each major intangible asset class. FSP 142-3 is effective for financial statements for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s financial condition and results of operations.

Recent Events

Our sales are derived largely from various governmental agencies and authorities. Our three largest customers comprised 67% of our sales during the quarter ended March 31, 2009, including one customer that comprised 42% of our business during such period, and is subject to a contract that will expire on June 30, 2009. If we are unable to promptly replace this material loss of business, this loss will have a material adverse affect on our business and ability to continue as a going concern.

As of March 31, 2009, the Company was not in compliance with certain material covenants under its primary indebtedness, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments on this facility, pending completion of negotiations to restructure this debt facility. Also, due to the loss of a major customer contract, the Company believes it is not probable it will be able to meet future covenant requirements under the indebtedness throughout the balance of 2009 and well into 2010. Management is negotiating with its lender to obtain waivers and relief from covenants, covenant violations, and other credit terms; however, there is no assurance that such negotiations will be successful. If waivers and/or other relief is not obtained, the indebtedness could be declared in default and its maturity accelerated, which also could cause other indebtedness of the Company to be declared in default and accelerated, which could have a material adverse affect on our business and ability to continue as a going concern.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

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

Natural gas costs represented 66% of our cost of sales for the three month period ended March 31, 2009. Prices for natural gas during 2009, based on the NYMEX daily futures data, have ranged from a low of $3.684 per MMBtu to a high of $6.072 per MMBtu. At March 31, 2009, the NYMEX index price of natural gas was $6.072 per MMBtu.

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

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to changing market conditions. The net effect of the realized and unrealized gains and losses related to these derivative instruments for the three-month period ended March 31, 2009 was a $128,000 decrease to pre-tax income.

We currently have one major fixed price customer contract that comprised 42% or our revenues during the quarter ended March 31, 2009, and will expire on June 30, 2009. We have not hedged any portion of this contract, nor do we have any plans to hedge any portion of this contract. However, the fixed pricing provision of this contract is sufficiently high such that management believes that any exposure to a loss on this contract as a result of substantial increases in gas prices is remote.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

ITEM 4.              Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures:  At the end of the period covered by the report on Form 10-Q for the three months ended March 31, 2009, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

 We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Based on the above described material weakness, our management, including our CEO and principal financial and accounting officer concluded that we did not maintain effective internal control over financial reporting as of March 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Implemented or Planned Remedial Actions of the Material Weakness

As of February 16, 2009, Cem Hacioglu was appointed as President and Chief Executive Officer of the Company. This appointment strengthens the overall management of the Company, including its financial management qualifications and expertise.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Kelley.  In December 2008, Oliver Kendall “Ken” Kelley and certain affiliated parties filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company. The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges various other claims and assertions, including that other payables are owed to the Kelley group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

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

In June 2009, the Company filed a lawsuit against Ken Kelley in which the Company claims include tortuous interference, breach of fiduciary duty, fraud, and breach of contract.

Customer Matters:
In September 2008, one of our transit customers notified us that it was assessing penalties of $200,000 related to our alleged failure to comply with certain terms of our LNG supply contract with this customer. In early 2009, we agreed to a settlement of this issue that required us to pay the amount of $50,000 and to further comply with certain performance measures during the six-month period following the settlement. In the event that the Company fails to comply with the conditions of the settlement, the remaining penalties could be reinstated, requiring us to pay the remainder of the alleged penalties. We recognized the $50,000 penalty in 2008 as an expense. As of April 30, 2009, the Company was in compliance with the performance requirements.

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

 Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended March 31, 2009, or subsequent period through the date hereof, which was not so reported, except that in May 2009 the Company suspended interest payments on its senior secured credit facility with Fourth Third, LLC, pending completion of negotiations to restructure this debt facility. There is no assurance that a restructuring will be completed on terms satisfactory to the Company or at all. If the defaults under this facility, resulting from the suspension of interest payments is not waived, Fourth Third, LLC may declare the facility in default and exercise its remedies, which could include the foreclosure of its liens against the assets of the Company.”

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

PNG VENTURES, INC.

Dated: June 15, 2009	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer