Form 10-Q
period 2009-08-12
PNG VENTURES INC
filed 2009-08-13
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PNG VENTURES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5310 Harvest Hill Road, Suite 229
Dallas, TX 75230
(Address of principal executive offices)

214-666-6250
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of July 31, 2009, there were 10,084,738 shares of common stock of the registrant outstanding.

PNG VENTURES, INC.
FORM 10-Q QUARTERLY REPORT

	PART I FINANCIAL INFORMATION
		Page Nos.
Item 1.	Financial Statements	2
	Consolidated Balance Sheets at June 30, 2009 (unaudited), and December 31, 2008	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2009, Three Month Predecessor Period Ended June 30, 2008, Six Months Ended June 30, 2009, and Six Month Predecessor Period Ended June 30, 2008	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009, and the Six Months Ended June 30, 2008 (Predecessor)	5
	Notes to Unaudited Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1 A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
Signatures		38

PART 1  FINANCIAL INFORMATION

Item 1.  Financial Statements

PNG VENTURES, INC.
CONSOLIDATED BALANCE SHEETS
 ($ in thousands, except per share amounts)

ASSETS	(Unaudited) June 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$688	$419
Trade accounts receivable, net of allowances totaling $21 and $31	2,889	3,365
Prepaid expenses and other current assets	2,508	1,124
Total Current Assets	6,085	4,908

Property, Plant and equipment, net of accumulated depreciation	35,331	33,321
Prepaid and other long term assets	―	2,943
Total Assets	$41,416	$41,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses	$2,834	$1,851
Line of credit	1,504	1,871
Current portion of long term debt, net of discount of $75 and $0	36,288	806
Convertible promissory notes, net of discount $37 and $0	3,211	―
Notes payable and other current liabilities	3,682	3,806
Total Current Liabilities	47,519	8,334

Convertible promissory notes, net of discount $0 and $55	―	3,201
Long term debt, net of discount of $0 and $119	―	33,075
Total Long Term Liabilities	―	36,276

Total Liabilities	47,519	44,610

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 10,084,738 and 10,013,019 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	(3)	(10)
Accumulated deficit	(6,110)	(3,438)
Total Stockholders’ Equity (Deficit)	(6,103)	(3,438)

Total Liabilities and Stockholders’ Equity (Deficit)	41,416	41,172

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
($ in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	Successor Entity	Predecessor Entity	Successor Entity	Predecessor Entity
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenue	$7,313	$7,383	$13,719	$14,804
Cost of sales (exclusive of items shown separately below)	4,793	7,275	8,990	13,500
Gross profit	2,520	108	4,729	1,304

Compensation	484	238	932	531
Other selling, general and administrative	1,233	983	2,129	1,628
Depreciation	602	377	1,180	753

Net income from operations	201	(1,490)	488	(1,608)

Other (income) expense
Interest expense	1,617	1,498	3,160	3,147
Other income – debt forgiveness	―	(361)	―	(372)
Total other expense	1,617	1,137	3,160	2,775

Net loss	$(1,416)	$(2,627)	$(2,672)	$(4,383)

Net loss per share - basic and diluted	$(0.141)	n/a	$(.266)	n/a

Weighted average number of common shares outstanding - basic and diluted	10,072,964	n/a	10,043,301	n/a

See accompanying notes to consolidated financial statements

 PNG VENTURES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
($ in thousands)

	Successor Entity	Predecessor Entity
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash Flows from Operating Activities:
Net income (loss)	$(2,672)	$(4,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,180	746
Debt discount amortization	835	0
Decrease (increase) in:
Accounts receivable	476	530
Prepaids and other Assets	636	(441)
Accounts payable and accrued expenses	982	4,344
Net cash provided by (used in) operating activities	1,437	796

Cash Flows From Investing Activities:
Purchases of equipment	(3,042)	―
Net cash (used in) investing activities	(3,042)	―

Cash Flows From Financing Activities:
Related party advances, net	―	(441)
Repayments of debt	(124)	―
Proceeds from debt issuances	2,365	―
Net changes in line of credit	(367)	(273)

Net cash used in financing activities	1,874	(714)

Net increase in cash	269	82
Cash and cash equivalents
Beginning of period	419	―
End of period	$688	$82

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$ ―	$ ―
Cash paid for interest	$1,726	$2,997

See accompanying notes to consolidated financial statements

PNG VENTURES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

The Company acquired New ELNG via a Share Exchange Agreement (the “Exchange Agreement”) with sellers Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”). In the Exchange Agreement, PNG acquired 100% ownership of ELNG’s wholly owned subsidiary New Earth LNG, LLC, a Delaware limited liability company from ELNG, in exchange for the issuance of 7,000,000 shares of the common stock of the Company (“Exchange Shares”) to EBOF, and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”). EBOF granted an irrevocable voting proxy to certain of their prior creditors regarding the 7,000,000 PNG shares. Subsequently, these shares were transferred to the prior creditors in relinquishment of EBOF debt, thereby rendering majority ownership in PNG to the former creditors of EBOF. Other share issuances related to the acquisition, included shares issued to creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 1.1 million shares escrowed to extinguish certain other debts assumed in the acquisition.

As a result of the Share Exchange, PNG acquired a liquefied natural gas production facility in Topock, Arizona and its related distribution and sales businesses. PNG accounted for this acquisition under the purchase accounting method. The acquisition has resulted in a new reporting entity that is referred to as the “Successor Entity” in the accompanying consolidated financial statements. The “Predecessor Entity” includes the financial statements of ELNG under prior management and is not comparable due to the new basis of accounting. Accordingly, the consolidated financial statements presented for the three and six months period ended June 30, 2008 represent the Predecessor Entity. The consolidated financial statements presented as of December 31, 2008, for the period ended March 31, 2009, and for the period ended June 30, 2009 represent the Successor Entity.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S PLANS (UNAUDITED)

In connection with the Share Exchange, the Company assumed responsibility for the ultimate payment of significant debts of the Predecessor Entity and its affiliates, including most of those described in Note 6. Primarily as a result of the interest expense associated with such debt, the Successor Entity has incurred negative earnings and, as of June 30, 2009, carries both a negative current ratio and stockholders’ deficit.

As described in Note 6, the Company is currently not in compliance with certain of its covenants related to its Fourth Third, LLC (“Medley”) Amended and Restated Credit Agreement and, effective in May 2009, has suspended payments of interest. As a result, all of the debt related to this Credit Agreement is classified as a current liability as of June 30, 2009. Such debt would otherwise have been due on June 26, 2010. Likewise, due to certain cross default provisions in its subordinated convertible note (see Note 6 –  Castlerigg PNG Investments, LLC (“Castlerigg”) Private Convertible Debt Financing), this debt is also classified as current as of June 30, 2009. Also, as described in Note 10, the Company lost a major customer contract effective July 1, 2009 (see note 10). This Contract contributed 43% of the Company’s revenue during the first half of 2009. As a result of the loss of this contract, the Company anticipates substantially reduced cash flow over the balance of 2009, and throughout the first half of 2010, with the likely result that it will face difficulty meeting its future debt service and covenant requirements.

On July 16, 2009, we entered into a non-binding agreement in principle with Medley and Castlerigg, regarding a proposed restructuring of the Company’s outstanding $36.25 million senior secured note issued to Medley and the Company’s outstanding $3.188 million subordinated convertible note issued to Castlerigg. The principal components of the proposed restructuring are as follows:

1.
The existing Medley $36.25 million senior secured credit facility would be restructured and exchanged for: (i) a new $14.5 million senior secured term loan, featuring a maturity date of four years, an interest deferral for the first year, and such other terms as are agreed to among the parties, and (ii) $21.75 million of newly-issued shares of preferred stock, featuring a conversion rate of approximately $0.85 per share, and such other terms as are agreed to among the parties (the “Preferred Shares”).

2.	The existing Castlerigg $3.188 million subordinated convertible note would be exchanged for $3.188 million of newly-issued Preferred Shares.
3.	Castlerigg would also purchase: (i) $5.5 million of the new senior secured term loan from Medley; and (ii) $2.0 million of newly issued Preferred Shares.
4.	The Preferred Shares would automatically convert into common shares upon completion by the Company of an equity offering to a third party of at least $4 million in gross proceeds.

The restructuring, if completed, would result in a reduction of our outstanding indebtedness from approximately $39.4 million to approximately $14.5 million, with a corresponding increase in equity resulting from the issuance of approximately $27 million of newly issued Preferred Shares, the authorizing of which will require an amendment to our Articles of Incorporation and may require shareholder approval.

The proposed restructuring remains subject to several material contingencies, including, among others:
•	Retirement or conversion of the outstanding convertible promissory note issued to Black Forest International, LLC (principal balance remaining of approximately $63,000);
•	Reaching satisfactory arrangements for the continuation or restructuring of our existing working capital revolving line of credit with Greenfield Commercial Credit, LLC;
•	Reaching satisfactory settlement arrangements in our current litigation, including all outstanding disputes with Ken Kelley and certain parties affiliated therewith; and
•	Reaching satisfactory settlement arrangements in connection with certain customer disputes and for the restructuring of certain outstanding notes and trade payables.

The proposed restructuring arrangements are non-binding and, in addition to the contingencies outlined above, are subject to the execution of definitive agreements among the parties. Accordingly, we cannot be certain that we will be able to complete these transactions as contemplated, if at all.

The proposed restructuring arrangements were agreed to in principle, in an attempt to restructure and reorganize the Company’s outstanding indebtedness in an out-of-court composition of creditors. Failure within the immediate-term to achieve a suitable restructuring of our outstanding indebtedness, or to otherwise secure relief and/or waivers from the holders of our indebtedness could have a material adverse effect upon our ability to sustain operations as a going concern, as our debt holders could accelerate the maturity of their instruments and seek to foreclose on the assets of the Company. If within the immediate-term, we cannot secure relief from, or otherwise restructure our outstanding indebtedness, we would be compelled to consider our available strategic alternatives, including seeking relief under Chapter 11 or Chapter 7 of the Bankruptcy Code.

The consolidated financial statements do not include adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of this uncertainty. There can be no assurance that any of management’s plans as described above, including the proposed restructuring, will be successfully implemented or that the Company will continue as a going concern.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

The accompanying PNG consolidated financial statements (“Successor Entity”) and the supporting and supplemental material is the responsibility of the management of the Company.

Principles of Consolidation — The Successor Entity consolidated balance sheets as of June 30, 2009 and December 31, 2008, and consolidated statements of operations and cash flows for the six months ended June 30, 2009  include the accounts of PNG, New Earth LNG, LLC, and its’ wholly  owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

From time to time, we derive a material portion of our revenues from one or more significant customers. During the six months ended June 30, 2009, approximately 43% of our revenues were derived from our largest customer (see note 10), and an additional 17% of our revenues were derived from our second largest customers. No other customer represented more that 10% of our total revenues during this period. Virtually all of our revenues are derived domestically.

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

NOTE 3 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in 000’s):

Description	June 30, 2009		December 31, 2008
Prepaid expenses		$152	$487
Deposits		518	744
Escrow monies		69	307
Prepaid financing costs		1,562	2,344
Inventory		59	37
Other assets		148	148
Less current portion		(2,508)	(1,124)

Long term prepaids and other assets	$	―	$2,943

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2009 and December 31, 2008, property, plant and equipment consisted principally of the assets related to the LNG business acquired in the Exchange Agreement. Carrying values reflect the step up in basis to fair market value upon completion of the acquisition of the LNG operation by PNG effective June 30, 2008 (see Note 5):

Description	June 30, 2009	December 31, 2008
LNG Production Facilities	$37,621	$34,441
Fixtures and equipment	32	22
Total cost	37,653	34,463
Accumulated Depreciation	(2,322)	(1,142)
Net property, plant and equipment	$35,331	$33,321

Depreciation expense for the six months ended June 30, 2009 was approximately $1,180.

PNG’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG Production Facilities	15 Years

NOTE 5 — ACQUISITIONS

On June 30, 2008, PNG entered into and completed an acquisition pursuant to the Exchange Agreement with sellers Earth Biofuels, Inc., a Delaware corporation (“EBOF”), and its wholly owned subsidiary ELNG; pursuant to which PNG acquired 100% ownership of New ELNG from ELNG, and settled and restructured certain debts in exchange for the issuance of 8,380,000 shares of the of common stock of the Company. The assets and business that were acquired by us as a result of the Share Exchange includes a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries.

As a result of the change in control of the acquired assets, this acquisition was recorded using the purchase method of accounting for business combinations. Under the purchase method the Company reports the acquired entities assets and liabilities at fair market value. Based upon the terms of the Share Exchange, the primary purchase accounting adjustments to carrying values of assets and liabilities included the step up in carrying value of property plant and equipment to estimated fair market values, the elimination of goodwill that was previously carried on the books of the predecessor entity, the elimination of the income tax payable amount that was previously carried on the books of the predecessor entity, and the recognition and recording of additional debts, including those described in note 6. The value of the stock issued in the transaction was deemed nominal based upon the estimated fair market value of the underlying assets and liabilities.

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

The following represents the approximate pro-forma effect on the Predecessor Entity’s six month period ended June 30, 2008 assuming the acquisition of the companies had occurred on January 1, 2008, including proforma adjustments for depreciation and interest expense (amounts in 000’s).

Predecessor Six Months Ended June 30, 2008 (unaudited)

Net loss	$(4,965)

NOTE 6 — NOTES PAYABLE, CONVERTIBLE DEBTS AND LINE OF CREDIT

The following paragraphs describe the currently outstanding debt instruments of the Company.

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008 with Medley. In conjunction with this Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of June 30, 2009 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, base upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010.

Effective January 1, 2009, the Company entered into a modification to its Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In May 2009, the Company completed the acquisition of 10 LNG hauling trailers for total consideration of $2 million. This equipment was financed via a $2 million increase in the principal balance of this credit facility.

As of June 30, 2009, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments on this Credit Agreement, pending completion of negotiations to restructure this debt facility. As a result, the entire principal amount of this Credit Agreement is classified as a current liability as of June 30, 2009. Also, due to the loss of a major customer contract (see note 10), the Company anticipates that it will likely not be able to meet future covenant and debt service requirements throughout the balance of 2009 and well into 2010.

As described in Note 2 – “Going Concern and Management’s Plans (Unaudited)” on July 16, 2009, we entered into a non-binding agreement in principle, regarding a proposed restructuring of the Company’s outstanding $36.25 million senior secured note issued to Medley. See Note 2.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with the lender. As part of this agreement, 1,100,000 shares were issued to the lender as additional consideration for the amended credit agreement. In addition, up to an additional 1,100,000 shares may be issued to the lender upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. Management believes that 1,100,000 common shares are likely to be issued in the near future. This agreement also grants lender certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the Amended Credit Agreement was recorded as a discount to the note based on relative fair values in the amount of $156,795. As of June 30, 2009, the remaining unamortized portion of this discount was $75,000.

Line of Credit

In connection with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at June 30, 2009), and includes provisions for other monthly fees for services provided under the agreement. Including the interest rate and various fees, the Company’s average annualized effective interest rate associated with this facility is approximately 21%. As of June 30, 2009, the outstanding balance of the line of credit was $1,504,000.

On February 27, 2009, the maturity date on this revolving line of credit was amended and extended to March 1, 2010. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of .75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Convertible Debt

In connection with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note. Proceeds from the third quarter 2008 private debt financing were used to repay $563,250 principle balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of June 30, 2009 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

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

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. As of June 30, 2009 the remaining balance was $59,785 of which the note is convertible at any time with a conversion price of $.09 per share, or 664,278 shares.

Castlerigg Private Convertible Debt Financing

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

The Note matures on August 19, 2010 (the “Maturity Date”) however; the Maturity Date may be extended at the option of the Investor through August 19, 2012. This note also contains cross default provisions that may accelerate maturity if the existing covenant defaults related to the Secured Credit Agreement are not successfully resolved. As a result of these cross default provisions, the entire balance has been classified as a current liability as of June 30, 2009.

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

In connection with the Agreement, the Investor received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. At the date of original issuance, the warrants had a relative fair value of $58,566. The remaining unamortized discount on this note as of June 30, 2009 was $34,000.

As described in Note 2 – “Going Concern and Management’s Plans (Unaudited)” on July 16, 2009, we entered into a non-binding agreement in principle, regarding a proposed restructuring of the Company’s outstanding $3.188 million subordinated convertible note issued to Castlerigg (See Note 2).

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note is due on September 25, 2009, and requires monthly payments of $25,000 per month. If the note is not paid in full on maturity, then the interest rate on any remaining balance shall revert to the highest lawful rate, as defined, but in no event higher than 18% per annum until such time as the note is fully paid. Under certain conditions, including the sale by PNG of its common stock in a public offering, the due date of the note may be accelerated. The balance of this note as of June 30, 2009 was $1,696,000.

Effective June 2009, the Company suspended payments on this note. Subsequently, the Company and the holder have agreed to a settlement of this note, subject to negotiation of a definitive settlement agreement, and completion and closing of the restructuring transaction describe above.

In connection with the Share Exchange, the Company became liable to a vendor that had previously provided, but not been paid for, transportation services to the Predecessor Entity for natural gas feedstock to the plant. The Company agreed to an informal arrangement to retire this liability over time. Generally, PNG has agreed to make payments toward this trade debt in the amount of $25,000 per month, with no interest due. As of June 30, 2009, the balance owed to the vendor was $976,000. The trade debt arose from transactions between the Vendor and the Predecessor Entity in January and February 2008.

Other current liabilities

As described in Note 9—Litigation, the Kelley Group has asserted certain claims against the Company related to certain alleged transactions prior to the Share Exchange.  The Company has recorded an accrual in the amount of approximately $947,000 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company (see Note 9).

In addition, an aggregate of 1,450,000 shares of PNG common stock has been informally reserved for future issuance to the Kelley Group as partial settlement of their claims, if and when a definitive settlement agreement is negotiated and executed (see Note 8). While the issuance of these shares was originally contemplated based upon settlement discussions that were in progress during the last half of 2008, recent discussions have suggested that a settlement structure that contemplates the issuance of such shares may now not be possible.

Summary Table of Notes Payable, Convertible Debts, and Line of Credit

A summary of the Company’s structured debts is included in the following table (amounts in 000s):

	Long Term Debt	Current Portion Long Term Debt	Notes Payable & Other	Convertible Promissory Note	Line of Credit	Total
Secured Credit Agreement	$—	$36,363	$—	$—	$—	$36,363
Line of Credit	—	—	—	—	1,504	1,504
Convertible Notes	—	—	63	3,248	—	3,311
Vendor Notes	—	—	2,672	—	—	2,672
Other	—	—	947	—	—	947
Discounts	—	(75)		(37)	—	(112)
Total	$—	$36,288	$3,682	$3,211	$1,504	$44,685

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of June 30, 2009 (amount in 000s):

Debt Outstanding at June 30, 2009
1 year or less	$44,685
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$44,685

NOTE 7 — INCOME TAXES

The Company had net operating losses for the six month periods ended June 30, 2009 and December 31, 2008. The Company’s management believes it is more likely than not that the net deferred tax assets will not be fully realized based on its operating history. Therefore, the Company has provided a valuation allowance against its deferred tax assets at June 30, 2009 and December 31, 2008. In addition, net operating loss carry forwards that were held by PNG prior to the date of the Share Exchange in the amount of $2.0 million may be subject to substantial limitations as to future use by Section 382 of the Internal Revenue Code. At June 30, 2009, the Company has accumulated operating losses totaling approximately $6.7 million. The net operating loss carry-forwards will begin to expire in 2017 if not utilized. There were no significant differences between the United States federal statutory rates and income tax expense except for valuation allowances. Non-current deferred tax assets of approximately $2.1 million at June 30, 2009 were fully reserved and no income tax expense or benefit was recorded for the three months ended June 30, 2009. Valuation allowances for deferred tax assets increased by approximately $671,000 during the six months ended June 30, 2009.

The Company adopted FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the six-month period ended June 30, 2009 or the six-month period ended December 31, 2008.

NOTE 8—STOCKHOLDERS’ EQUITY

Potential dilutive common shares

There were 1,683,102 debt conversion options outstanding as of June 30, 2009. There was an additional 2,550,000 shares that are potentially issuable pursuant to agreements described above. As of June 30, 2009, there were also 797,059 warrants outstanding issued in connection with the above private debt financing. As of June 30, 2009, total potential dilutive common shares were 5,030,161. Due to net losses or anti-dilutive features, these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Potential dilutive common shares outstanding as of June 30, 2009 are as follows:

Description	Exercise Price (1)	Conversion shares
Convertible shares:
June 3, 2008 Black Forest Note convertible debt totaling $63,000	$0.09	700,000
June 5, 2008 convertible debt totaling $59,785	$0.09	664,278
August 19, 2008 convertible debt totaling $3,188,235	$10.00	318,824
Total convertible shares as of June 30, 2009	—	1,683,102
Contingent shares:	—
Potential issuance related to Master Rights Agreement	N/A	1,100,000
Potential Kelley Settlement Agreement	N/A	1,450,000
Warrants:	—
August 19, 2008 warrants on private debt financing $3,188,235	$10.00	797,059
Total potential dilutive common shares as of June 30, 2009		5,030,161

(1)  Virtually all exercise prices and/or conversions are subject to adjustment and/or substantial reduction under certain circumstances.

Warrants

As of June 30, 2009, there were 797,059 warrants outstanding issued in connection with the private debt financing on August 19, 2008 totaling $3,188,235. These warrants are exercisable at $10 per share, and expire in 10 years. As of June 30, 2009, no warrants have been exercised or forfeited. The weighted average exercise price for all warrants outstanding as of June 30, 2009 was $10 per share.

The warrant fair value of $58,566 was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility, and (4) zero expected dividends.

A summary of the Company’s stock warrant activity and related information at June 30, 2009 is as follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2008
Issued	797,059	$10.00	$10.00
Exercised	—	—	—
Repurchased	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at June 30, 2009	797,059	$10.00	$10.00

Share based Compensation  —

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

NOTE 9:  LITIGATION

Clean Energy.  The Company was served with a summons and complaint in an action commenced against it by Clean Energy Fuels Corp., a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleged that the Company breached its written agreement to supply Liquefied Methane Gas (LMG) and sought damages and an injunction compelling the Company to abide its contractual obligations. The Company answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys’ fees. The Company asserted a number of defenses and affirmative defenses. On July 17, 2009, the Action was settled by the parties prior to trial, effective June 19, 2009, without either party admitting any liability, and no payment being required from the Company to Clean Energy for costs or damages.

Kelley. In December 2008, Oliver Kendall “Ken” Kelley and certain affiliated parties (the “Kelley Group”) filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company. The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges that other payables are owed to the Kelley Group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

Kelley and affiliates have also informally asserted other claims in connection with the transactions that resulted in the acquisition of the LNG Business by EBOF. Management believes that these allegations are without merit. The Company has, however, included an accrual in its balance sheet of a liability in the amount of $947,000 to reflect the amounts alleged to be due in the pending litigation, as well as to reflect the contingent issuance of shares, if and when such issuance occurs.

In June 2009, the Company filed a lawsuit against Ken Kelley in which the Company claims include tortuous interference, breach of fiduciary duty, fraud, and breach of contract.

In June 2009, Jack B. Kelley, Inc., Applied LNG Technologies USA, LLC (“ALT”)’s former transportation provider, filed a lawsuit against ALT claiming breach of contract and quantum meruit of at least $188,936. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

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

Our sales are derived from various governmental agencies and authorities and from private fleet operations, including our two largest customers that comprised 59.8% of our sales during the period ended June 30, 2009. The largest of these customers comprised 43% of sales during this period.  Our contract with this customer expired on June 30, 2009.

NOTE 11—RECENT ACCOUNTING PRONOUNECMENTS

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

In November 2008 the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. We adopted the provisions of EITF 08-07 effective January 1, 2009. The adoption of EITF 08-07 had no effect on our financial position, results of operations or financial statement disclosures.

On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. We adopted all three guidance standards effective June 30, 2009.

The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. The adoption of FSB FAS 157-4 had no effect on our financial position, results of operations or financial statement disclosures.

The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)”, changes the way companies are calculating OTTI for debt securities. Under FSP FAS 115-2 and FAS 124-2, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. The adoption of FSB FAS 115-2 and FAS 124-2 had no effect on our financial position, results of operations or financial statement disclosures.

The third, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. The adoption of FSP FAS 107-1 and APB 28-1 had no effect on our financial position, results of operations or financial statement disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of FAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of FAS 165 effective June 30, 2009. In accordance with the provisions of FAS 165, we have evaluated events subsequent to June 30, 2009 through August 11, 2009, the date these financial statements were issued in this report on Form 10-Q for the period ended June 30, 2009.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt FAS 166 on January 1, 2010. We do not expect the adoption of FAS 166 will have any impact on our financial position, results of operations or financial statement disclosures.

 In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. Under FAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We will adopt FAS

167 on January 1, 2010. We do not expect the adoption of FAS 167 will have any impact on our financial position, results of operations or financial statement disclosures.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. FAS 168 is effective in the first interim and annual periods ending after September 15, 2009. FAS 168 will have no effect on our consolidated financial statements upon adoption other than current references to GAAP that will be replaced with references to the applicable codification paragraphs.

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

We believe that the statements in this quarterly report on Form 10-Q that we make regarding the following matters, by their nature, are forward-looking:

•	our ability to continue to operate our business as a going concern;

•	our ability to capture a substantial share of the significant anticipated growth in the market for natural gas as a vehicle fuel and to enhance our leadership position as that market expands;

•	any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers;

•	any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets;

•	any plans to expand our sales and marketing team and to hire sales experts to focus on targeted metropolitan areas;

•	any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility;

•	developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles;

•	estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards;

•	more stringent emissions requirements continuing to make natural gas vehicles an attractive alternative to traditional gasoline and diesel powered vehicles;

•	anticipated federal and state certification of additional natural gas vehicle models in 2009;

•	expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports;

•	future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen;

•	prices for gasoline and diesel continuing to be higher than the price of natural gas as a vehicle fuel;

•	estimated incremental costs, annual fuel usage, fuel costs, and annual fuel cost savings for vehicles using natural gas instead of gasoline or diesel;

•	impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines;

•	impact of environmental regulations on the use of natural gas as a vehicle fuel;

•	the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel;

•	our continued receipt of the Volumetric Excise Tax Credit;

•	projected capital expenditures, project development costs and related funding requirements;

•	any plans to retain all future earnings to finance future growth and general corporate purposes;

•	estimated costs to cover the increased price of natural gas above the inherent prices embedded in our customers' fixed price and price cap contracts;

•	any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts;

•	costs associated with remaining in compliance with government regulations and laws;

•	our ability to obtain waivers for breach of covenants;

•	access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and

•	our ability to consummate any restructuring transaction, or in the absence of such transaction, our ability to successfully execute any other option.

The foregoing list is not intended to be an exhaustive list of all of the factors that may affect actual results. Although the forward-looking statements in this quarterly report on Form 10-Q reflect our good faith judgment, based on currently available information, they involve known and unknown risks, uncertainties and other factors that may cause our actual results or our industries’ actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” contained in our annual report on Form 10-K. As a result of these factors, we cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date we file this quarterly Report on Form 10-Q with the Securities and Exchange Commission, to conform these statements to actual results, or to changes in our expectations. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission after the date we file this quarterly report on Form 10-Q.

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

As a result of the Exchange Agreement, (i) New ELNG became a wholly-owned subsidiary of PNG and (ii) PNG succeeded to the Arizona based liquid natural gas operations, which is currently its sole business. PNG accounted for the acquisition of the LNG business as a purchase. Prior to the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the member interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all their other assets (other than receivables from EBOF and other subsidiaries of EBOF); that, together, comprise the west coast liquefied natural gas (“LNG”) business (“LNG Business”) of PNG effective after the closing of the Share Exchange.

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

Current Business

Following our June 30, 2008 Share Exchange, we have entered into the business of production, distribution, and sale of LNG to customers within the transportation, industrial, and municipal markets in the western United States and parts of Mexico.

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

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230.

Current Debt Obligations

The following paragraphs describe the currently outstanding debt instruments of the Company.

As a condition to closing of the Share Exchange, and among other conditions and closing deliveries, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008 with Fourth Third, LLC (“Medley”). In conjunction with this Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of June 30, 2009 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, based upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010.

Effective January 1, 2009, the Company entered into a modification to its Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In May 2009, the Company completed the acquisition of 10 LNG hauling trailers for total consideration of $2 million. This equipment was financed via a $2 million increase in the principal balance of this credit facility.

As of June 30, 2009, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments on this facility, pending completion of negotiations to restructure this debt facility. As a result, the entire principal amount of this Credit Agreement is classified as a current liability as of June 30, 2009. Also, due to the loss of a major customer contract (see note 10), the Company anticipates that it will likely not be able to meet future covenant and debt service requirements throughout the balance of 2009 and well into 2010.

On July 16, 2009, we entered into a non-binding agreement in principle, regarding a proposed restructuring of the Company’s outstanding $36.25 million senior secured note issued to Medley. See “Proposed Restructuring Transaction” described hereafter.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with the lender. As part of this agreement, 1,100,000 shares were issued to the lender as additional consideration for the amended credit agreement. In addition, up to an additional 1,100,000 shares may be issued to the lender upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. Management believes that 1,100,000 common shares are likely to be issued in the near future. This agreement also grants lender certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the Amended Credit Agreement was recorded as a discount to the note based on relative fair values in the amount of $156,795. As of June 30, 2009, the remaining unamortized portion of this discount was $75,000.

Line of Credit

In connection with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with a lender that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. This line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at June 30, 2009), and includes provisions for other monthly fees for services provided under the agreement. Including the interest rate and various fees, the Company’s average annualized effective interest rate associated with this facility is approximately 21%. As of June 30, 2009, the outstanding balance of the line of credit was $1,504,000.

On February 27, 2009, the maturity date on this revolving line of credit was amended and extended to March 1, 2010. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of .75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Convertible Debt

In connection with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). The note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $.09 per share for $63,000 balance of the note. Proceeds from the third quarter 2008 private debt financing were used to repay $563,250 principle balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of June 30, 2009 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

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

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. As of June 30, 2009 the remaining balance was $59,785 of which the note is convertible at any time with a conversion price of $.09 per share, or 664,278 shares.

Castlerigg Private Convertible Debt Financing

Effective as of August 19, 2008, PNG Ventures, Inc. (the “Company”) entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (the “Castlerigg”) pursuant to which the Castlerigg purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2008, Castlerigg also owned a beneficial interest of 60.38% of the outstanding common shares of PNG. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to Castlerigg in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended and Restated Credit Agreement.

The Note matures on August 19, 2010 (the “Maturity Date”) however; the Maturity Date may be extended at the option of Castlerigg through August 19, 2012. This note also contains cross default provisions that may accelerate maturity if the existing covenant defaults related to the Secured Credit Agreement are not successfully resolved. As a result of these cross default provisions, the entire balance has been classified as a current liability as of June 30, 2009.

The Note is convertible at the option of Castlerigg at any time into shares of common stock at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”), and includes anti-dilution provisions that allow for future adjustment of the conversion price upon the occurrence of certain future events, including future issuances of common stock and other convertible instruments by the Company.

In connection with the Agreement, Castlerigg received a warrant to purchase 797,059 shares of Common Stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. At the date of original issuance, the warrants had a relative fair value of $58,566. The remaining unamortized discount on this note as of June 30, 2009 was $34,000.

On July 16, 2009, we entered into a non-binding agreement in principle, regarding a proposed restructuring of the Company’s outstanding $3.188 million subordinated convertible note issued to Castlerigg. See “Proposed Restructuring Transaction” described hereafter.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note is due on September 25, 2009, and requires monthly payments of $25,000 per month. If the note is not paid in full on maturity, then the interest rate on any remaining balance shall revert to the highest lawful rate, as defined, but in no event higher than 18% per annum until such time as the note is fully paid. Under certain conditions, including the sale by PNG of its common stock in a public offering, the due date of the note may be accelerated. The balance of this note as of June 30, 2009 was $1,696,000.

Effective June 2009, the Company suspended payments on this note. Subsequently, the Company and the holder have agreed to a settlement of this note, subject to negotiation of a definitive settlement agreement, and completion and closing of the restructuring transaction describe above.

In connection with the Share Exchange, the Company became liable to a vendor that had previously provided, but not been paid for, transportation services to the Predecessor Entity for natural gas feedstock to the plant. The Company agreed to an informal arrangement to retire this liability over time. Generally, PNG has agreed to make payments toward this trade debt in the amount of $25,000 per month, with no interest due. As of June 30, 2009, the balance owed to the vendor was $976,000. The trade debt arose from transactions between the Vendor and the Predecessor Entity in January and February 2008.

Other current liabilities

As described in Part II, Item 1.—Legal Proceedings, the Kelley Group has asserted certain claims against the Company related to certain alleged transactions prior to the Share Exchange. The Company has recorded an accrual in the amount of approximately $947,000 relating to certain claims asserted by the Kelley Group, including, but not limited to, its claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company.

In addition, an aggregate of 1,450,000 shares of PNG common stock has been informally reserved for future issuance to the Kelley Group as partial settlement of their claims, if and when a definitive settlement agreement is negotiated and executed. While the issuance of these shares was originally contemplated based upon settlement discussions that were in progress during the last half of 2008, recent discussions have suggested that a settlement structure that contemplates the issuance of such shares may now not be possible.

Proposed Restructuring Transaction

On July 16, 2009, we entered into a non-binding agreement in principle with Medley and Castlerigg, regarding a proposed restructuring of the Company’s outstanding $36.25 million senior secured note issued to Medley and the Company’s outstanding $3.188 million subordinated convertible note issued to Castlerigg. The principal components of the proposed restructuring are as follows:

1.
The existing Medley $36.25 million senior secured credit facility would be restructured and exchanged for: (i) a new $14.5 million senior secured term loan, featuring a maturity date of four years, an interest deferral for the first year, and such other terms as are agreed to among the parties, and (ii) $21.75 million of newly-issued shares of preferred stock, featuring a conversion rate of approximately $0.85 per share, and such other terms as are agreed to among the parties (the “Preferred Shares”).

2.	The existing Castlerigg $3.188 million subordinated convertible note would be exchanged for $3.188 million of newly-issued Preferred Shares.
3.	Castlerigg would also purchase: (i) $5.5 million of the new senior secured term loan from Medley; and (ii) $2.0 million of newly issued Preferred Shares.
4.	The Preferred Shares would automatically convert into common shares upon completion by the Company of an equity offering to a third party of at least $4 million in gross proceeds.

The restructuring, if completed, would result in a reduction of our outstanding indebtedness from approximately $39.4 million to approximately $14.5 million, with a corresponding increase in equity resulting from the issuance of approximately $27 million of newly issued Preferred Shares, the authorizing of which will require an amendment to our Articles of Incorporation and may require shareholder approval.

The proposed restructuring remains subject to several material contingencies, including, among others:
•	Retirement or conversion of the outstanding convertible promissory note issued to Black Forest International, LLC (principal balance remaining of approximately $63,000);
•	Reaching satisfactory arrangements for the continuation or restructuring of our existing working capital revolving line of credit with Greenfield Commercial Credit, LLC;
•	Reaching satisfactory settlement arrangements in our current litigation, including all outstanding disputes with Ken Kelley and certain parties affiliated therewith; and

•	Reaching satisfactory settlement arrangements in connection with certain customer disputes and for the restructuring of certain outstanding notes and trade payables.

The proposed restructuring arrangements are non-binding and, in addition to the contingencies outlined above, are subject to the execution of definitive agreements among the parties. Accordingly, we cannot be certain that we will be able to complete these transactions as contemplated, if at all.

Results of Operations—PNG Ventures, Inc.

The accompanying financial statements include consolidated balance sheets as of June 30, 2009 and as December 31, 2008, consolidated statements of operations, and consolidated statements of cash flows for the Company for the three-month period and six-month period ended June 30, 2009. In addition, the financial statements include consolidated statements of operations for the Predecessor Entity for the three-month and six-month periods ending June 30, 2008 and a consolidated statement of cash flows for the Predecessor Entity for the six months ended June 30, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States, including the Predecessor Entity financial statements that were prepared from the historical accounting records of ELNG.

The new basis of accounting resulting from the Share Exchange effective as of June 30, 2008 and related financing had a significant effect on statements of operations data for the subsequent periods and reflects additional depreciation of property, plant, and equipment and interest expense on debt which is not comparable to the Predecessor Entity.

	Successor Entity Three Months Ended June 30, 2009	Predecessor Entity Three Months Ended June 30, 2008
Statement of Operations Data

Revenue	$7,313	$7,383
Cost of revenue	4,793	7,275
Gross profit	2,520	108
Compensation	484	238
Other selling, general, and administrative expenses	1,233	983
Depreciation	602	377
Operating income (loss)	201	(1,490)
Interest expense, net	1,617	1,498
Other income (expenses)	—	361
Net income (loss)	$(1,416)	$(2,627)

Quarter Ended June 30, 2009 (Successor Entity) compared to Predecessor Entity Quarter Ended June 30, 2008:

Revenue.  Total revenue for the second quarter 2009 was approximately equal to the revenue in the second quarter 2008 of the Predecessor Entity. An approximate 23% decrease in the average sales price of LNG, due principally to generally lower prices for natural gas, was offset by a 30% increase in the volume of gas sold in second quarter of 2009. The volume of LNG sold during the second quarter of 2009 was 6.7 million gallons, compared to 5.2 million gallons in the comparable quarter of 2008.

Cost of Sales.   The types of expenses included in the cost of sales line item include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. PNG’s cost of sales excludes depreciation, amortization, and compensation related to the production of LNG. Cost of sales in the second quarter of 2009 decreased $2.5 million, or 34%, to approximately $4.8 million from approximately $7.3 million for the second quarter of 2008. Cost of goods sold is mainly affected by the cost of natural gas prices, and volumes sold. Since the volumes of LNG sold increased during the second quarter of 2009, virtually all of the decrease in cost of sales is attributable to the generally lower market prices of pipeline quality natural gas during 2009.

Gross Profit and Margin:  Gross profit increased from $.1 million in 2008 to $2.5 million in 2009. Likewise, the gross profit margin increased from 1.5% in 2008 to 36.7% in 2009. Virtually all of this increase can be attributed to a combination of better gas procurement practices that were in effect in 2009, coupled with favorable margins, resulting from a lower level of prices for feedstock gas, derived from one major fixed price contract that was in effect in 2009, but not in 2008. Margins per LNG gallon sold were $0.2 in 2008 compared to $.42 in 2009.

Compensation Expenses.  Compensation expenses increased from approximately $238,000 in 2008 to $484,000 in 2009. Virtually all of this increase is associated with increased staffing, related principally to the separation of the LNG Business from the former parent.

Other Operating Expenses.  The types of expenses included in other operating expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses during 2009 increased $250,000, or approximately 25.4% higher than the level 2008. The 2009 cost increases over the 2008 costs related primarily to repairs and maintenance, plant operating costs, professional services, insurance costs, and other miscellaneous expense related to, the separation of the LNG Business from the former parent.

Interest Expenses.  Interest expenses decreased slightly in 2009 reflecting a large increase in average debt levels, but offset by a decline in average interest rates.

	Successor Entity Six Months Ended June 30, 2009	Predecessor Entity Six Months Ended June 30, 2008
Statement of Operations Data

Revenue	$13,719	$14,804
Cost of revenue	8,990	13,500
Gross profit	4,729	1,304
Compensation	932	531
Other selling, general, and administrative expenses	2,129	1,628
Depreciation	1,180	753
Operating income (loss)	488	(1,608)
Interest expense, net	3,160	3,147
Other income (expenses)	—	373
Net income (loss)	$(2,672)	$(4,383)

Six Months Ended June 30, 2009 (Successor Entity) compared to Predecessor Entity Six Months  Ended June 30, 2008:

Revenue.  Total revenue for the six months ended June 30, 2009 decreased $1.1 million, or 7.3%, to approximately $13.7 million from approximately $14.8 million in the comparable predecessor period in  2008. The decrease in total revenues is due to an approximate 16% decrease in the average sales price of LNG, due principally to generally lower prices for natural gas, but partially offset by an increase in the volume of gas sold in 2009. The volume of LNG sold during the six months ended June 30, 2009 was 12.7 million gallons, compared to 11.5 million gallons in the comparable period of 2008.

Cost of Sales.   The types of expenses included in the cost of sales line item include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. PNG’s cost of sales excludes depreciation, amortization, and compensation related to the production of LNG. Cost of sales in the six months ended June 30, 2009 decreased $4.5 million, or 33.4%, to approximately $8.5 million from approximately $13.5 million for the comparable period of 2008. Cost of goods sold is mainly affected by the cost of natural gas prices, and volumes sold. Since the volumes of LNG sold increased during the second quarter of 2009, virtually all of the decrease in cost of sales is attributable to the generally lower market prices of pipeline quality natural gas during 2009.

Gross Profit and Margin:  Gross profit increased from $1.3 million in 2008 to $2.1 million in 2009. Likewise, the gross profit margin increased from 8.8% in 2008 to 35.6% in 2009. Virtually all of this increase can be attributed to a combination of better gas procurement practices that were in effect in 2009, coupled with favorable margins, resulting from a lower level of prices for feedstock gas, derived from one major fixed price contract that was in effect in 2009, but not in 2008. Margins per LNG gallon sold were $0.11 in 2008 compared to $.37 in 2009.

Compensation Expenses.  Compensation expenses increased from approximately $531,000 in 2008 to $932,000 in 2009. Virtually all of this increase is associated with increased staffing, related principally to the separation of the LNG Business from the former parent.

Other Operating Expenses.  The types of expenses included in other operating expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses during 2009 increased $500,000, or approximately 31.0% higher than the level 2008. The 2009 cost increases over the 2008 costs related primarily to repairs and maintenance, plant operating costs, professional services, insurance costs, and other miscellaneous expense related to, the separation of the LNG Business from the former parent.

Interest Expenses.  Interest expenses decreased slightly in 2009 reflecting a large increase in average debt levels, but offset by a decline in average interest rates.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of June 30, 2009, the Company's liquidity and capital resources included cash and cash equivalents of $688,000.

The Company will need additional capital within the immediate term to continue its business plan, expand its business, service its debt, and increase capacity at its Topock facility. It continues to operate with cash flow deficits, has incurred a significant stockholders’ deficit and has recently been unable to remain in compliance with the terms of its senior debt facility of $36.25 million and its subordinated convertible note of $3.188 million. Additionally, operations have been negatively effected by the loss of a major customer, effective July 1, that contributed 43% of revenues during the first six months of 2009 (see Part 2. Item 1A “Risk Factors”). In order to restructure and reorganize its outstanding indebtedness in an out-of-court manner, we have recently entered into the proposed restructuring transaction described above under “Proposed Restructuring Transaction.”

Assuming that we can restructure our existing indebtedness and secure additional equity, management also intends to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require the company to expand is marketing efforts, as well as its current area of geographic operations. This growth strategy will require additional equity capital to fund both capital and operating requirements. While management believes that equity capital to fund growth may be available, there is no assurance that such capital can be secured.

Failure within the short-term to achieve a suitable restructuring of our outstanding indebtedness, or to otherwise secure relief and/or waivers from the holders of our indebtedness could have a material adverse effect upon our ability to sustain operations as a going concern, as our debt holders could accelerate the maturity of their instruments and seek to foreclose on the assets of the Company. If within the short-term, we cannot secure relief from, or otherwise restructure our outstanding indebtedness, we would be compelled to consider our available strategic alternatives, including seeking relief under Chapter 11 or Chapter 7 of the Bankruptcy Code.

Our ability to close the restructuring transaction or otherwise to obtain needed financing may be impaired by such factors as, our ability to secure concessions from our existing creditors, the capital markets (both generally and in the natural gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our natural gas properties and prices of natural gas on the commodities markets (which could impact the amount of financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

Assuming we can restructure our outstanding indebtedness in a manner sufficient to maintain our short-term operations as a going concern, the success of our longer-term operations and business growth and expansion strategy depends upon our ability to raise additional equity and debt financing and our ability to generate sufficient cash flow from operations. We expect to continue to devote capital resources to fund our business plan. In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two. Our operating performance and ability to raise additional financing depends on many factors beyond our control, including the prevailing economic conditions, state of the capital markets, the market price of our common stock and other risks and uncertainties including the prices of natural gas and our dependence on key suppliers and adverse changes in governmental incentives and governmental regulation. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. We might finance the expansion of our business with additional indebtedness or by issuing additional equity securities. The amount of any additional indebtedness could be substantial. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service our debt, or associated with issuing additional stock, such as dilution of ownership and earnings. An increase in our debt would decrease the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner, or at all. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to continue operations.

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

Net cash provided by operating activities was approximately $1.4 million during the six-months ended June 30, 2009 compared to cash provided by operating activities of $.8 million during the comparable period of 2008.

Net cash used in investing activities during the six-months ended June 30, 2009 was approximately $3.0 million, representing capital expenditures  principally related to the acquisition of 10 new LNG hauling trailers ($2.0 million) and major maintenance and equipment replacements at the Topock facility ($1.0 million). Management expects that equipment replacements at Topock of this magnitude will likely occur every year.  Financing for these capital expenditures was partially provided by debt financing.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

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

In November 2008 the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”, or EITF 08-7. EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141R and SFAS 157. We adopted the provisions of EITF 08-07 effective January 1, 2009. The adoption of EITF 08-07 had no effect on our financial position, results of operations or financial statement disclosures.

On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. We adopted all three guidance standards effective June 30, 2009.

The first, FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. The adoption of FSB FAS 157-4 had no effect on our financial position, results of operations or financial statement disclosures.

The second, FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (OTTI)”, changes the way companies are calculating OTTI for debt securities. Under FSP FAS 115-2 and FAS 124-2, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. The adoption of FSB FAS 115-2 and FAS 124-2 had no effect on our financial position, results of operations or financial statement disclosures.

The third, FSP FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”, increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. The adoption of FSP FAS 107-1 and APB 28-1 had no effect on our financial position, results of operations or financial statement disclosures.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”, which requires additional disclosures for employers’ pension and other postretirement benefit plan assets. As pension and other postretirement benefit plan assets were not included within the scope of FAS No. 157, FSP FAS 132(R)-1 requires employers to disclose information about fair value measurements of plan assets similar to the disclosures required under SFAS No. 157, the investment policies and strategies for the major categories of plan assets, and significant concentrations of risk within plan assets. FSP FAS 132(R)-1 will be effective for us as of December 31, 2009. We do not expect the adoption of this standard will have any impact on our financial position, results of operations or financial statement disclosures.

In May 2009, the FASB issued FAS No. 165, “Subsequent Events” (“FAS 165”), which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of FAS 165 effective June 30, 2009. In accordance with the provisions of FAS 165, we have evaluated events subsequent to June 30, 2009 through August 11, 2009, the date these financial statements were issued in this report on Form 10-Q for the period ended June 30, 2009.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets” (“FAS 166”). FAS 166 is a revision to FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure. This standard is effective for interim and annual periods beginning after November 15, 2009. We will adopt FAS 166 on January 1, 2010. We do not expect the adoption of FAS 166 will have any impact on our financial position, results of operations or financial statement disclosures.

 In June 2009, the FASB issued FAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). FAS 167 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. Under FAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. We will adopt FAS 167 on January 1, 2010. We do not expect the adoption of FAS 167 will have any impact on our financial position, results of operations or financial statement disclosures.

In June 2009, the FASB issued FAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards” (“FAS 168”). FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. FAS 168 is effective in the first interim and annual periods ending after September 15, 2009. FAS 168 will have no effect on our consolidated financial statements upon adoption other than current references to GAAP that will be replaced with references to the applicable codification paragraphs.

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

Natural gas costs represented 62% of our cost of sales for the six-month period ended June 30, 2009. Prices for natural gas during 2009, based on the NYMEX daily futures data, have ranged from a low of $3.2 per MMBtu to a high of $4.45 per MMBtu. At June 30, 2009, the NYMEX index price of natural gas was $3.84 per MMBtu.

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

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to changing market conditions. The net effect of the realized and unrealized gains and losses related to these derivative instruments for the three-month period ended June 30, 2009 was a $91,000 decrease to pre-tax income.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

ITEM 4.              Controls and Procedures

Disclosure Controls and Procedures

Evaluation of disclosure controls and procedures:  At the end of the period covered by the report on Form 10-Q for the three months ended June 30, 2009, an evaluation was carried out under the supervision of and with the participation of the Company's management, including its Chief Executive Officer (“CEO”) and interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) under the Exchange Act).  Based on that evaluation the CEO and CFO have concluded that the Company's disclosure controls and procedures were not adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

 We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. This deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. Based on the above described material weakness, our management, including our CEO and principal financial and accounting officer concluded that we did not maintain effective internal control over financial reporting as of June 30, 2009, based on the criteria in Internal Control-Integrated Framework issued by the COSO.

Implemented or Planned Remedial Actions of the Material Weakness

As of February 16, 2009, Cem Hacioglu was appointed as President and Chief Executive Officer of the Company. This appointment strengthens the overall management of the Company, including its financial management qualifications and expertise.

In order to address the internal control weakness, management intends to implement a number of changes in the near future, that include more staffing, substantially more documentation of internal control procedures and processes, additional segregation of duties, and compensating controls to strengthen control issues resulting from limited staff. In addition, management intends to implement an internal test program designed to test the effectiveness of its internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                      Legal Proceedings

Clean Energy.  The Company was served with a summons and complaint in an action commenced against it by Clean Energy Fuels Corp., a California corporation, in the United States District Court for the Central District of California, Case No. SACV08-746. In the action, Clean Energy alleged that the Company breached its written agreement to supply Liquefied Methane Gas (LMG) and sought damages and an injunction compelling the Company to abide its contractual obligations. The Company answered the complaint and asserted counterclaims for monies due and owing to it by Clean Energy for LMG previously delivered and for the attorneys’ fees. The Company asserted a number of defenses and affirmative defenses. On July 17, 2009, the Action was settled by the parties prior to trial, effective June 19, 2009, without either party admitting any liability, and no payment being required from the Company to Clean Energy for costs or damages.

Kelley. In December 2008, Oliver Kendall “Ken” Kelley and certain affiliated parties (the “Kelley Group”) filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company. The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges that other payables are owed to the Kelley Group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

Kelley and affiliates have also informally asserted other claims in connection with the transactions that resulted in the acquisition of the LNG Business by EBOF. Management believes that these allegations are without merit. The Company has, however, included an accrual in its balance sheet of a liability in the amount of $947,000 to reflect the amounts alleged to be due in the pending litigation, as well as to reflect the contingent issuance of shares, if and when such issuance occurs.

In June 2009, the Company filed a lawsuit against Ken Kelley in which the Company claims include tortuous interference, breach of fiduciary duty, fraud, and breach of contract.

In June 2009, Jack B. Kelley, Inc., Applied LNG Technologies USA, LLC (“ALT”)’s former transportation provider, filed a lawsuit against ALT claiming breach of contract and quantum meruit of at least $188,936. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position.

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

 Item 1 A.                      Risk Factors

Going Concern Risk - Uncertainty Regarding Restructuring Arrangements, our ability to complete a Proposed Restructuring Arrangement

The Proposed Restructuring Transactions, as discussed within this Form 10-Q, are non-binding and, in addition to the contingencies outlined above, are subject to the execution of definitive agreements among the parties. Accordingly, we cannot be certain that we will be able to complete these transactions as contemplated, if at all. We continue to face significant liquidity issues as a direct result of the indebtedness we assumed in connection with our June 2008 Share Exchange. We have not remained in compliance with certain material covenants of the Medley senior secured credit facility, and starting in May 2009, we have suspended interest payments thereunder. Also, as a result of cross-default provisions contained therein, we are in default under the Castlerigg subordinated convertible note.

Failure within the short-term to achieve a suitable restructuring of our outstanding indebtedness, or to otherwise secure relief and/or waivers from the holders of our existing indebtedness. This could have a material adverse effect upon our ability to sustain operations as a going concern, as our debt holders could accelerate the maturity of their instruments and seek to foreclose on the assets of the Company. If within the short-term, we cannot secure relief from, or otherwise restructure our outstanding indebtedness, we would be compelled to consider our available strategic alternatives, including seeking relief under Chapter 11 or Chapter 7 of the Bankruptcy Code.

Loss of a Significant Customer Contract

The Company lost a major customer contract effective as of July 1, 2009. This contract contributed 43% of the Company’s revenue during the first half of 2009. As a result of the loss of this contract, the Company anticipates substantially reduced cash flow over the balance of 2009, and throughout the first half of 2010, with the likely result that it will face difficulty meeting its future debt service and covenant requirements.

 Item 2.                      Unregistered Sales Of Equity Securities And Use Of Proceeds

None

Item 3.                      Defaults upon Senior Securities

As described in Note 6, the Company is currently not in compliance with certain of its covenants related to its Medley Amended and Restated Credit Agreement and, effective in May 2009, has suspended payments of interest. As a result, all of the debt related to this Credit Agreement is classified as a current liability as of June 30, 2009. Such debt would otherwise have been due on June 26, 2010. Likewise, due to certain cross default provisions in its subordinated convertible note of Castlerigg, this debt is also classified as current as of June 30, 2009.

Item 4.                      Submission of Matters to a Vote of Security Holders

None

Item 5.                      Other Information

There was no information we were required to disclose in a report on Form 8-K during the three-month period ended June 30, 2009, or subsequent period through the date hereof, which was not so reported.

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

10.24
BFI Acknowledgement and Consent to Amendment to Credit Agreement No. 1, dated ___, 2008, incorporated by reference to Exhibit 10.14 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.

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

PNG VENTURES, INC.

Dated: August 12, 2009	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer