Form 10-Q
period 2009-11-20
PNG VENTURES INC
filed 2009-11-20
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
OR
	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

PNG VENTURES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

5310 Harvest Hill Road, Suite 229
Dallas, TX 75230
(Address of principal executive offices)

214-613-0220
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  □ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   □ Yes □ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  Accelerated filer 
Non-accelerated filer   (Do not check if a smaller reporting company)     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No [X]

As of November 2, 2009, there were 10,084,738 shares of common stock of the registrant outstanding.

PNG VENTURES, INC.
(Debtor-in-Possession)
Index to Form 10-Q

		Page Nos.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2009 , and December 31, 2008	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2009, the Three Months Ended September 30, 2008, and Six Month Predecessor Entity Period Ended June 30, 2008	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009, the Three Months Ended September 30, 2008, and the Six Month Predecessor Entity Period Ended September 30, 2008.	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T.	Controls and Procedures	28
	PART II OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 3.	Defaults upon Senior Securities	29
Item 6.	Exhibits	29
Signatures		30

PART 1 FINANCIAL INFORMATION

Item 1.  Financial Statements

PNG VENTURES, INC.
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS
 (in thousands except share amounts)
ASSETS	(Unaudited) September 30, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$796	$419
Trade accounts receivable, net of allowances totaling $16 and $31	1,443	3,365
Prepaid expenses and other current assets	618	1,124
Total Current Assets	2,857	4,908

Property, plant and equipment, net of accumulated depreciation	34,836	33,321
Prepaid and other long term assets	—	2,943
Total Assets	$37,693	$41,172

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Liabilities Not Subject to Compromise
Accounts payable and accrued expenses	$1,233	$1,851
Line of credit	671	1,871
Current portion of long term debt	—	806
Notes payable and other current liabilities	380	3,806
Total Liabilities Not subject to Compromise	2,284	8,334

Liabilities Subject to Compromise	44,077	—

Total Current Liabilities	46,361	8,334

Long Term Debt
Liabilities Not Subject to Compromise
Convertible promissory notes, net of discount $0 and $55	—	3,201
Long term debt, net of discount of $0 and $119	—	33,075
Total Long Term Debt	—	36,276

Total Liabilities	46,361	44,610

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 10,084,738 and 10,013,309 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	(4)	(10)
Accumulated deficit	(8,674)	(3,438)
Total Stockholders’ Equity (Deficit)	(8,668)	(3,438)

Total Liabilities and Stockholders’ Equity (Deficit)	$37,693	$41,172

See accompanying notes to condensed consolidated financial statements

PNG VENTURES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Successor Entity		Successor Entity	Predecessor Entity
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	For the Period January 1, 2008 to June 30, 2008

Revenue	$4,230	$17,496	$9,098	$14,804

Operating Expenses
Production costs (exclusive of items shown separately below)	2,787	11,324	7,632	13,500
Compensation	589	1,521	506	531
Other selling, general and administrative	1,475	3,515	1,015	1,628
Depreciation	622	1,802	569	753

Loss from operations	(1,243)	(666)	(624)	(1,608)

Other income (expense)
Interest expense	(1,209)	(4,367)	(2,066)	(3,147)
Realized gain (loss) on trading securities	22	(69)	(113)	—
Other income - debt forgiveness				372
Total other expense	(1,187)	(4,436)	(2,179)	(2,775)

Loss Before Reorganization Items	(2,430)	(5,102)	(2,803)	(4,383)

Reorganization items:
Professional Fees	(115)	(115)	—	—
Administrative costs	(19)	(19)
Total Reorganization items:	(134)	(134)	0	0

Net loss	$(2,564)	$(5,236)	$(2,803)	$(4,383)

Net loss per share - basic and diluted	$(0.25)	$(0.52)	$(0.27)	$ n/a

Weighted average number of common shares outstanding - basic and diluted	10,084,738	10,057,265	10,343,945	n/a

See accompanying notes to condensed consolidated financial statements

PNG VENTURES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(in thousands)

	Successor Entity	Successor Entity	Predecessor Entity
	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2008	Six Months Ended June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(5,236)	$(2,803)	$(4,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,802	570	746
Amortization of Debt Discounts, Loan and Deferred Finance Costs	1,142	591	—
Loss on marketable securities	—	113	—
Shares issued for compensation	—	68	—
Decrease (increase) in:
Accounts receivable	1,922	(1,664)	530
Prepaids and other Assets	956	(153)	(517)
Accounts payable and accrued expenses	1,471	256	4,344
Post petition accounts payable and accrued expenses	553	—	—
Other	—	126	76

Net cash (used) provided by operating activities	2,610	(2,896)	796

Cash Flows From Investing Activities:
Purchases of equipment	(3,168)	(582)	—
Acquisition cash of LNG business	—	82	—
Net cash (used in) investing activities	(3,168)	(500)	—

Cash Flows From Financing Activities:
Purchases of trading securities	—	(288)	—
Related party advances, net	—	—	(441)
Repayment of Notes	(227)	(564)	—
Proceeds from debt issuances	2,362	3,188	—
Net changes in line of credit	(1,238)	1,154	(273)
Changes in pre-petition debt authorized by the court
Net changes in line of credit (post petition)	38	—	—

Net cash used in financing activities	935	3,490	(714)

Net increase in cash	377	94	82
Cash and cash equivalents
Beginning of period	419	—	—
End of period	$796	$94	$82

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$3,188	$1,153	$2,997

See accompanying notes to condensed consolidated financial statements

PNG VENTURES, INC.
(Debtor-in-Possession)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of PNG Ventures, Inc., and its subsidiaries, which are collectively referred to as “PNG”, the “Company”, “Successor Entity”, “we”, “our”, or “us”, unless the context otherwise requires. All significant intercompany transactions have been eliminated in consolidation.

The Company has prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The accompanying unaudited condensed consolidated financial statements presented herewith reflect all adjustments (consisting of only normal and recurring adjustments unless otherwise disclosed) which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended September 30, 2009 and for the three months ended September 30, 2008. The results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

As of September 30, 2009, the Company’s Summary of Significant Accounting Policies for the year ended December 31, 2008, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except for the application of  Accounting Standards Codification (ASC) 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements as a result of our bankruptcy filing (see Note 2).

In accordance with ASC 852.10, all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Balance Sheet as of September 30, 2009 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current in the unaudited Consolidated Balance Sheet as of September 30, 2009. Revenues, expenses, realized gains and losses and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the unaudited Consolidated Statements of Operations for the nine months and three months ended September 30, 2009. Reorganization charges incurred are disclosed separately in the unaudited Consolidated Statements of Cash Flows.

Notwithstanding the Chapter 11 filing, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which reflects the realization of assets and liquidation of liabilities in the normal course of business. The outcome of the plan of reorganization (filed with the Chapter 11 petition, see Note 2) to be decided by the Bankruptcy Court, could materially change the amounts reported in the financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the plan of reorganization, a liquidation, or the effect of any operational changes that may be made in the business.

The accompanying consolidated financial statements for the prior period contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on stockholders’ equity, working capital, or net loss.

In accordance with the provisions of ASC 855, Subsequent events, we have evaluated events subsequent to September 30, 2009 through November 20, 2009, the date these financial statements were issued in this report on Form 10-Q for the period ended September 30, 2009.

The Company was incorporated in the state of Nevada on September 23, 1995 as “Telecommunications Technologies, Ltd.” and subsequently changed its name to “PNG Ventures, Inc.” in February 1998. With the exception of certain short-term ventures that were subsequently abandoned, the Company had little or no material operations from inception through   June 2008. During that period, the Company had been a development-stage business seeking to acquire or develop one or more profitable business opportunities.

On June 30, 2008, the Company entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”). Through its operating subsidiaries, including Applied LNG Technologies USA, LLC and Arizona LNG, LLC, New ELNG is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona and its related distribution and sales businesses.

The acquisition of New ELNG was effected through a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”). In the Exchange Agreement, PNG acquired 100%  of the outstanding shares of New ELNG, a newly formed and wholly-owned  subsidiary of ELNG, in exchange for the issuance to EBOF of 7,000,000 shares of the common stock of the Company (the “Exchange Shares”)  and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”). Principally all of the Exchange Shares were subsequently transferred by EBOF to the holders of EBOF notes upon the exercise of exchange rights granted in conjunction with the Share Exchange. Exercise of the exchange rights resulted in the cancellation of up to $70 million of the EBOF notes and the acquisition of a majority ownership in the outstanding PNG shares by the former EBOF note holders. Prior to transfer, the Exchange Shares were subjected to an irrevocable proxy by EBOF in favor of the largest holder of the EBOF notes as additional consideration in the Share Exchange. The irrevocable proxy granted full majority voting rights to the EBOF note holder and restricted EBOF's ability to transfer or assign the Exchange Shares. Other share issuances related to the acquisition, included shares issued to other creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 1.1 million shares reserved to such creditors for future issuance.

As the Share Exchange resulted in a change of control in which third parties unrelated to EBOF acquired control of the majority of PNG Shares outstanding and control of PNG’s operating, management, and Board of Directors. PNG accounted for the Share Exchange under the purchase accounting method. The acquisition resulted in a new reporting entity that is referred to as the “Successor Entity” in the accompanying consolidated financial statements. The “Predecessor Entity” includes the financial statements of ELNG under prior management and is not comparable due to the new basis of accounting. Accordingly, the consolidated financial statements presented for the six months ended June 30, 2008 represent the Predecessor Entity. The consolidated financial statements presented for the period ended September 30, 2008, as of December 31, 2008, and as of and for the three and nine months ended September 30, 2009 represent the Successor Entity.

NOTE 2 — VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Unable to settle certain of the contingencies contemplated in restructuring discussions held in an attempt to avoid the need to resort to Chapter 11 relief, on September 9, 2009, the Company voluntarily filed  petitions for relief under Chapter 11 of the Federal Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases are being jointly administered as Case No. 09-13162. The Company intends to continue to operate its business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.

The Company intends to use the provisions of Chapter 11, if successful, to reorganize its business on a sustainable basis. The Chapter 11 process should allow the Company to strengthen its balance sheet with debt and equity levels consistent with long term profitability and generate the resources that will allow the Company to continue providing superior service and competitive pricing to its customers.

Going Concern Matters

The ability of the Company to continue as a going concern is dependent on, among other things, (i) the Company’s ability to comply with the terms and conditions of the debtor-in-possession financing (“DIP Financing”); (ii) the ability of the Company to maintain adequate cash on hand; (iii) the ability of the Company to generate cash from operations; (iv) the ability of the Company to obtain confirmation of and consummate a plan of reorganization; (v) the cost and outcome of the reorganization process; (vi) the Company’s ability to obtain alternative financing; and (vii) the Company’s ability to achieve profitability. Uncertainty as to the outcome of these factors raises substantial doubt about the Company’s ability to continue as a going concern. The Company is currently evaluating courses of action to address these issues. There can be no assurance that any of these efforts will be successful.

The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or their status or priority thereof; (iii) as to shareholderss’ equity accounts or financial instrument owners, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

We have applied ASC 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements as a result of our bankruptcy filing.

Chapter 11 Process

On or about September 14, 2009, the Bankruptcy Court granted the Company’s “First Day Motions”, designed to stabilize the Company’s operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the bankruptcy case and preserve the value of the Company’s assets. The First Day Motions allowed, among other things, the payment of critical vendors and other business-related payments necessary to maintain the operation of our businesses. The First Day Motions also included the payment of pre-petition employee wages, salaries and benefits. These Motions also provided preliminary approval of debtor-in-possession financing (“DIP Financing”) from the Company’s existing secured, revolving line of credit lender (see Note 7).

On or about September 18, 2009, a notice of the commencement of the bankruptcy case was served on all known or potential creditors and other parties in interest. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As provided for in the Bankruptcy Code, on October 1, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Company. There can be no assurance that the Creditors’ Committee will support the Company’s positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization. Disagreements between the Debtors and the Creditors’ Committee could protract the bankruptcy case, negatively impact the Company’s ability to operate, and delay the Company’s emergence from the Chapter 11 proceedings.

Under Section 365 of the Bankruptcy Code, the Company may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves the Company of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to the Company’s right to review and contest such claim. Parties whose contracts or leases are rejected may file proofs of claim against the Company for damages. Generally, the assumption of an executory contract or unexpired lease requires the Company to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.

Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Bankruptcy Code are stayed while the Company continues business operations as a debtor-in-possession. These claims are reflected in the September 30, 2009 balance sheet as “liabilities subject to compromise.” Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets (“secured claims”) also are stayed, although holders of such claims have the right to file a motion with the court for relief from the automatic stay. Secured claims are collateralized by liens on the Company’s property, plant, equipment, and accounts receivable. Secured claims are reflected in the September 30, 2009 balance sheet as “liabilities not subject to compromise.”

The Bankruptcy Court has established November 30, 2009 as the deadline for filing proofs of claim (the general bar date), thereby requiring the Company’s creditors to submit proofs of claim for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the petition date. The proofs of claim forms must be filed with the Court approved Claims Agent, Logan & Company, Inc.(the “Claims Agent”), at 546 Valley Road, Upper Montclair, New Jersey  07043 so as to be received by the Claims Agent no later than November 30, 2009 at 4:00 p.m. prevailing Eastern Time. There may be differences between the amounts at which any such liabilities are recorded in the Company’s financial statements and the amount claimed by creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

In order to successfully exit Chapter 11, the Company will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization could, among other things, resolve the Company’s pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. As provided in the Bankruptcy Code, the Company has the exclusive right for 120 days after the Order for relief under Chapter 11 to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause. If the Company’s exclusivity period lapses, any party in interest may file a plan of reorganization. The ultimate recovery, if any, to creditors and stockholders of the Company will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Bankruptcy Case to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of the Company’s securities or any of the Company’s liabilities.

The Company has incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Company’s results of operations.

Plan of Reorganization

Contemporaneously with filing petitions for relief under Chapter 11 of the Federal Bankruptcy Code, the Company filed a Plan of Reorganization (the “Plan”) with the United States Bankruptcy Court, District of Delaware, on September 10, 2009. A description of the material terms of the proposed Plan is contained in our current report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on September 10, 2009.

Pursuant to the Plan, the Company seeks to accomplish satisfaction of its obligations by restructuring its debts, making certain payments to creditors, issuing new common stock under this Plan and continuing operations. More specifically, the Plan, as currently proposed, contemplates the restructuring of approximately $44 million of liabilities subject to compromise (see Note 6); with preliminary support from creditors holding a majority of our total indebtedness. The Plan provides for the classification of all claims and equity interests, including all claims arising from the rejection of executory contracts and unexpired leases, into various classes according to their right to priority of payments, as provided by the Bankruptcy Code. The Plan also provides for new equity funding to be used to fund the Plan and for future working capital.

Under the proposed Plan, our existing equity would be eliminated, including all options, warrants and other financial instruments that are linked to our existing equity.

As the proposed Plan has not yet been approved by the Bankruptcy Court, it may be materially modified before approval and remains subject to change. As such, the description of the material terms of the proposed Plan contained in our current report on Form 8-K, filed with the SEC on September 10, 2009, also remains subject to change. Furthermore, any information contained within this Report as it discusses the Company’s Plan and Disclosure Statement, is for informational purposes only and is not a solicitation to accept or reject the Plan or an offer to sell or a solicitation of an offer to purchase any securities of the Company. Any solicitation or offer to sell will only be made pursuant to and in accordance with the Disclosure Statement and Plan of Reorganization approved by the United States Bankruptcy Court for the District of Delaware having jurisdiction over the matter, and distributed in accordance with the Bankruptcy Code, securities laws and other applicable laws and regulations.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The Company’s consolidated balance sheets as of September 30, 2009 and December 31, 2008, and for the three and nine months ended September 30 2009 and three months ended September 30, 2008, and December 31, 2008, and consolidated statements of operations and cash flows for the nine months ended September 30, 2009 and three months ended September 30, 2008 include the accounts of PNG, New Earth LNG, LLC, and its’ wholly  owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of Company consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Adoption of ASC 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, as a result of our bankruptcy filing (see Note 2). In accordance with ASC 852.10, all liabilities subject to compromise are segregated in the unaudited Consolidated Balance Sheet and classified as liabilities subject to compromise, at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current in the unaudited Consolidated Balance Sheets as of September 30, 2009. Revenues, expenses realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, in the unaudited Consolidated Statements of Operations for the nine months ended September 30, 2009. Reorganization charges incurred are disclosed separately in the unaudited Consolidated Statements of Cash Flows.

Fair Market Value of Financial Instruments— The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include trading securities and notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms, except as proscribed under ASC 852.10. The trading securities are carried at fair value with changes in fair value recognized in earnings each period. Valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Assets and liabilities utilizing Level 1 inputs include exchange-traded equity securities.

Impairment of Long-Lived Assets  — In accordance with ASC 360 the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of its assets, on a going concern basis, by estimating the undiscounted future net cash flows expected to result from the asset over its expected useful life, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. As a result of our Chapter 11 filing, it is possible that the Bankruptcy Court may determine that fair market values of certain assets may differ materially from the carrying values reflected in our Consolidated Balance Sheet. As a result, the outcome of the plan of reorganization (filed with the Chapter 11 petition, see Note 2) to be decided by the Bankruptcy Court, or other determinations made by the Bankruptcy Court could materially change the amounts reported in our financial statements, which do not give effect to all adjustments of the carrying value of assets or liabilities that might be necessary as a consequence of the plan of reorganization, a liquidation, other determinations of the Bankruptcy Court or the effect of any operational changes that may be made in the business as a result of the Bankruptcy Court decisions.

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in thousands):

Description	September 30, 2009	December 31, 2008
Prepaid expenses	$327	$487
Deposits	247	744
Escrow monies	—	307
Prepaid financing costs	—	2,344
Inventory	44	37
Other assets	—	148
Less current portion	(618)	(1,124)

Long term prepaids, and other assets	$—	$2,943

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2009 and December 31, 2008, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the Share Exchange. Carrying values reflect the step up in basis to fair market value upon completion of the acquisition of the LNG operation by PNG effective June 30, 2008 (amounts in thousands) (See Note 1):

Description	September 30, 2009	December 31, 2008
LNG Production Facilities	$37,694	$34,441
Fixtures and equipment	86	22
Total cost	37,780	34,463
Accumulated Depreciation	(2,944)	(1,142)
Net property, plant and equipment	$34,836	$33,321

Depreciation expense for the nine months ended September 30, 2009 was approximately $1,802,000.

PNG’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG production facilities	15 Years

NOTE 6 — LIABILITIES SUBJECT TO COMPROMISE

On September 9, 2009, PNG and its affiliates voluntarily filed petitions for relief under Chapter 11. The filing for bankruptcy constituted an event of default that triggered acceleration under a number of debt instruments. As a result of the event of default, all obligations under the affected debt agreements became automatically and immediately due and payable. Refer to Note 7 for a description of terms of the debt instruments. The Company believes that any efforts to enforce the payment obligations under the defaulted debt agreements are stayed as a result of the filing under Chapter 11.

Pre-petition liabilities subject to compromise refers to unsecured obligations that will be extinguished under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. ASC 852.10 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any potential collateral securing the claims, proofs of claim, or other events. Pre-petition liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. At hearings held in September 2009, the Court granted final approval of many of the Company’s First Day Motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management, debtor in possession financing and retention of professionals. Obligations associated with these matters are not classified as pre-petition liabilities subject to compromise.

In accordance with ASC 852.10, discounts, and prepaid debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). The Company has classified the debt as “pre-petition liabilities subject to compromise” on the Consolidated Balance Sheet. The Company has adjusted debt issuance costs, totaling approximately $1.3 million at September 9, 2009, related to the Notes, but has classified these costs as “pre-petition liabilities subject to compromise”. The Company may be required to expense these amounts or a portion thereof upon determination of the allowed claim by the Bankruptcy Court.

Holders of pre-petition claims (with the exception of governmental claims) are required to file proofs of claims by the general bar date, which is November 30, 2009. A bar date is the date by which certain creditor claims must be filed if the claimants wish to receive any consideration in a Chapter 11 case. Creditors have been notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Company and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Pre-petition liabilities subject to compromise consist of the following:

(In thousands)	September 30, 2009
Medley Senior Note	$36,364
Unamortized issuance costs on Senior Notes	(1,289)
Castlerigg Convertible Debt	3,188
Other Notes Payable	2,252
Other debt and accruals	1,007
Unamortized discounts on Notes Payable	(87)
Accrued interest on Notes	1,369
Pre-petition accounts payable	1,138
Pre-petition accruals	135
Total pre-petition liabilities subject to compromise	$44,077

Pre-petition liabilities subject to compromise include trade accounts payable related to pre-petition purchases. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable. Accrued interest represents amounts due on the Notes as of the Petition Date. No interest has been accrued on the Notes subsequent to the Petition Date because such amounts are not expected to become part of an allowed claim.

NOTE 7 — NOTES PAYABLE, CONVERTIBLE DEBTSANDLINE OF CREDIT

The following paragraphs describe the currently outstanding debt instruments of the Company.

In conjunction with the Share Exchange, PNG and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008 with Fourth Third, LLC (“Medley”), its senior secured lender (the “Credit Agreement”). In conjunction with the Credit Agreement, PNG became obligated for the repayment of secured debt in the principal amount of $34 million. The Share Exchange had the effect of the assumption of the Credit Agreement by PNG. Prior to the Share Exchange, EBOF was obligated for the repayment of the Medley secured debt.

The Credit Agreement is secured by virtually all of the Company’s assets, excluding accounts receivables, and requires monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the rate in effect as of September 30, 2009 was an annualized rate of 9.75%. The Credit Agreement also contains restrictions on the payment of dividends, capital expenditures and other customary covenants and conditions, including a covenant to maintain minimum positive EBITDA (earnings before interest, taxes, depreciation and amortization) of at least $1,050,000 for any quarter ending on or after December 31, 2008, and a requirement to maintain a fixed charge coverage ratio (as defined) of 1.10:1 for all quarters through June 30, 2009, and 1.15:1 thereafter. The Credit Agreement also requires quarterly payments of principal, base upon 50% of quarterly EBITDA, adjusted (reduced) by principal and interest payments and certain other changes in working capital. The Credit Agreement matures on June 26, 2010.

Effective January 1, 2009, the Company entered into a modification to the Credit Agreement. The amendment deferred payment of the Company’s January 1, 2009 interest payment in the amount of approximately $285,000, and required additional principal payments to be made in the amount of $50,000 per month commencing April 1, 2009.

In May 2009, the Company completed the acquisition of 10 LNG hauling trailers for total consideration of $2 million. This equipment was financed via a $2 million increase in the principal balance under the Credit Agreement.

As of September 30, 2009, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments under the Credit Agreement, pending completion of negotiations to restructure the outstanding debt under the Credit Agreement. In addition, the filing by the Company of the Chapter 11 proceeding is an event of default under the Credit Agreement. As a result, the entire principal amount of this Credit Agreement is classified as a current liability as of September 30, 2009.

As of September 30, 2009, the principal amount outstanding under the Credit Agreement was $36.364 million. Management estimates that the value of the collateral that secures the Credit Agreement is not sufficient to allow full recovery of the outstanding balance related to the Credit Agreement. As a result, under the provisions of ASC 852.10, the Company discontinued any further accruals of interest related to this Credit Agreement effective as of the September 9, 2009, the Chapter 11 petition date. Additionally, the full amount of this debt, plus any accrued interest, is classified as “liabilities subject to compromise.” Unpaid and accrued interest as of September 9, 2009 is approximately $1.4 million.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with Medley (the “Master Rights Agreement”). As part of the Master Rights Agreement, 1,100,000 shares were issued to Medley as additional consideration for the amended Credit Agreement. In addition, up to an additional 1,100,000 shares may be issued to Medley upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. As a result of the Chapter 11 filing, management believes that these shares will never be issued, and that no value will be attributable to any of the outstanding common stock or other common stock derivatives of the Company.

The Master Rights Agreement also grants Medley certain registration rights that may require us to use our best efforts to register under the Securities Act of 1933, as amended (the “Securities Act”), the shares of common stock issued, and certain additional shares that may be issued in the future, as described below. The value of the shares issued pursuant to the amended Credit Agreement was recorded as a discount to the note based on relative fair values in the amount of $156,795. As of September 30, 2009, the remaining unamortized portion of this discount was $57,308. Under ASC 852.10, this discount, along with all unamortized prepaid financing expenses recorded in conjunction with the Credit Agreement, have been reclassified as “liabilities subject to compromise.”

Line of Credit

In conjunction with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with Greenfield that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. The Share Exchange had the effect of the assumption of the Greenfield revolving line of credit by PNG. Prior to the Share Exchange, EBOF was obligated for the repayment of the Greenfield line of credit.

The Greenfield line of credit is secured via a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at September 30, 2009), and includes provisions for other monthly fees for services provided under the agreement. Including the interest rate and various fees, the Company’s average annualized effective interest rate associated with this facility is approximately 38.6%. As of September 30, 2009, the outstanding balance of the line of credit was $671,236

On February 27, 2009, the maturity date on this revolving line of credit was amended and extended to March 1, 2010. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of 0.75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Immediately following the Chapter 11 petition date, the Company entered into negotiations with Greenfield to provide DIP  Financing via this secured revolving line of credit facility. These negotiations culminated with Bankruptcy Court approval of a DIP Financing agreement with terms identical to those described above, with the following modifications:  (1) the maximum amount of financing was reduced from $2.5 million to $2.0 million; and (2) an additional fee of $20,000 is payable in equal  monthly installments over the remaining term of the note.

The line of credit and subsequent replacement DIP facility are both considered fully secured, and have been classified on the balance sheet as “liabilities not subject to compromise.”

Convertible Debt

In conjunction with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to BFI. The BFI note was convertible at any time into 756,325 shares of PNG stock, at $10 per share for a portion of the note totaling $563,250, and $0.09 per share for $63,000 balance of the note. Proceeds from a third quarter 2008 private debt financing were used to repay $563,250 of the principal balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of September 30, 2009 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $0.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

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

Management expects that this note will be fully paid upon successful conclusion of a plan of reorganization, and that all conversion and anti-dilution provisions will be terminated upon full payment. As such, this debt is classified as “liabilities not subject to compromise.”

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. As of September 30, 2009, the remaining balance was $59,785 of which the note is convertible at any time with a conversion price of $0.09 per share, or 664,278 shares. This note is unsecured and is classified as “liabilities subject to compromise”.

Castlerigg Private Convertible Debt Financing

Effective as of August 19, 2008, the Company entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (“Castlerigg”) pursuant to which Castlerigg purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2008, Castlerigg also owned a beneficial interest of 60.38% of the outstanding common shares of PNG. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to Castlerigg in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended and Restated Credit Agreement.

The Note matures on August 19, 2010 (the “Maturity Date”) however; it may be extended at the option of Castlerigg through August 19, 2012. This Note also contains cross default provisions that may accelerate maturity upon a default related to the Medley Secured Credit Agreement. As a result of this cross default provision, the entire balance has been classified as a current liability as of September 30, 2009.

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

In connection with the Agreement, Castlerigg received a warrant to purchase 797,059 shares of common stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. At the date of original issuance, the Warrants had a relative fair value of $58,566. The remaining unamortized discount on this note as of September 30, 2009 was $26,691. Under ASC 852.10, this discount, along with all unamortized prepaid financing expenses recorded in conjunction with the Credit Agreement, have been reclassified as “liabilities subject to compromise.”

 Since this Note is unsecured, under the provisions of ASC 852.10, the Company discontinued any further accruals of interest related to this Note effective as of the September 9, 2009, the Chapter 11 petition date. Additionally, the full amount of this debt, plus any accrued interest, is classified as “liabilities subject to compromise.” Unpaid and accrued interest on this note as of September 9, 2009 is approximately $22,000.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note was due on September 25, 2009, and required monthly payments of $25,000 per month. The balance of this note as of September 30, 2009 was approximately $1,696,480. This note is unsecured and is classified as “liabilities subject to compromise”.

 In connection with the Share Exchange, the Company assumed liability for certain vendor invoices relating to  transportation services provided to EBOF  for natural gas feedstock to the plant. The Company agreed to compromise and settle this liability over time by making monthly payments at the rate of $25,000 per month during the period of May through December 2009, with a lump sum payment of $200,000 in December 2009. Also, the Company retained an option to extend the monthly payments through June 2010, with a lump sum payment in June 2010 of $217,000, resulting in slightly higher total payments of $83,000 if the extension period is exercised. As of September 30, 2009, the balance owed to the vendor was $872,882, with a remaining settlement amount owed of $317,000. This vendor has been identified as a critical vendor for the purposes of the Bankruptcy proceeding (See Note 2); therefore, the agreed upon settlement amount is expected to be fulfilled under its current terms. As such, this portion of the debt is classified as “liabilities not subject to compromise”, with the remaining portion carried as “liabilities subject to compromise”.

Other current liabilities

As described in Note 10– “Outstanding Legal Proceedings,” the Kelley Group has asserted certain claims against the Company related to certain alleged transactions prior to the Share Exchange. The Company has recorded an accrual in the amount of approximately $947,000 relating to certain claims asserted by the Kelley Group, including, but not limited to, the claim that it owns certain preferred stock in a PNG subsidiary, is due certain accrued dividends related to such Preferred stock, and is owed certain other amounts disputed by the Company. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims, and intends to vigorously defend its position. However, in conjunction with prior settlement discussions among the parties, the Company established an accrued liability in its balance sheet to reflect an estimate of the potential settlement value of these discussions, including estimated legal and other defense costs, although the accrual is not to be viewed as an acknowledgement of liability. This accrual is unsecured and is therefore classified as “liabilities subject to compromise.”

Summary Table of Notes Payable, Convertible Debts, and Line of Credit

A summary of the Company’s debts is included in the following table (amounts in 000s):

	Subject to Compromise	Not Subject to Compromise
Secured Credit Agreement	$36,364	$—
Line of Credit	—	671
Convertible Debt	60	63
Castlerigg Debt	3,188	—
Notes Payable and Other	2,252	317
Other Current Liabilities	947	—
Total Amounts	$42,811	$1,051

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of September 30, 2009 (amount in 000s):

Debt Outstanding at September 30, 2009
1 year or less	$43,862
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$43,862

NOTE 8 — INCOME TAXES

The Company has experienced net operating losses since the Share Exchange including during the nine months ended September 30, 2009 and 2008. The Company’s management believes it is more likely than not that the net deferred tax assets will not be fully realized based on its operating history. Therefore, the Company has provided a valuation allowance against its deferred tax assets at September 30, 2009 and December 31, 2008. In addition, net operating loss carry forwards that were held by the Company prior to the date of the Share Exchange in the amount of $2.0 million may be subject to substantial limitations as to future use by Section 382 of the Internal Revenue Code. At September 30, 2009, the Company has accumulated operating losses totaling approximately $10.0 million. The net operating loss carry-forwards will begin to expire in future periods if not utilized. There were no significant differences between the United States federal statutory rates and income tax expense except for valuation allowances. Non-current deferred tax assets of approximately $3.4 million at September 30, 2009 were fully reserved and no income tax expense or benefit was recorded for the three months ended September 30, 2009. Valuation allowances for deferred tax assets increased by approximately $1.9 million during the nine months ended September 30, 2009.

In the event that the Company were to experience a change in ownership, as defined by the Internal Revenue Service Code Section 382, upon emergence from the current Chapter 11 filing, the annual usage of the remaining tax attributes that were generated prior to the change in ownership could be substantially limited. The amount of limitation, if any, will be determined at the time of the emergence from the current Chapter 11 reorganization.

The Company adopted ASC 740 Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the nine-month period ended September 30, 2009 or the six-month period ended December 31, 2008.

NOTE 9—STOCKHOLDERS’ EQUITY

Under the Company’s proposed Plan, all existing equity of the Company would be eliminated, including all shares of capital stock, options, warrants, and other derivative instruments that are linked to the Company’s existing equity.

Potential dilutive common shares

There were 1,683,102 debt conversion options outstanding as of September 30, 2009. There was an additional 2,550,000 shares that are potentially issuable pursuant to agreements described above. As of September 30, 2009, there were also 797,059 warrants outstanding issued in connection with the above private debt financing. As of September 30, 2009, total potential dilutive common shares were 5,030,161. Due to net losses or anti-dilutive features, these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Potential dilutive common shares outstanding as of September 30, 2009 are as follows:

Description	Exercise Price (1)	Conversion shares
Convertible shares:
June 3, 2008 Black Forest Note convertible debt totaling $63,000	$0.09	700,000
June 5, 2008 convertible debt totaling $59,785	$0.09	664,278
August 19, 2008 convertible debt totaling $3,188,235	$10.00	318,824
Total convertible shares as of September 30, 2009	—	1,683,102
Contingent shares:
Potential issuance related to Master Rights Agreement	N/A	1,100,000
Potential Kelley Settlement Agreement	N/A	1,450,000
Warrants:
August 19, 2008 warrants on private debt financing $3,188,235	$10.00	797,059
Total potential dilutive common shares as of September 30, 2009	—	5,030,161

(1)  Virtually all exercise prices and/or conversions are subject to adjustment and/or substantial reduction under certain circumstances.

Warrants

As of September 30, 2009, there were 797,059 warrants outstanding issued in connection with the private debt financing on August 19, 2008 totaling $3,188,235. These warrants are exercisable at $10 per share, and expire in 10 years. As of September 30, 2009, no warrants have been exercised or forfeited. The weighted average exercise price for all warrants outstanding as of September 30, 2009 was $10 per share.

The warrant fair value of $58,566 was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility, and (4) zero expected dividends.

A summary of the Company’s stock warrant activity and related information at September 30, 2009 is as follows:

	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2008
Issued	797,059	$10.00	$10.00
Exercised	—	—	—
Repurchased	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at September 30, 2009	797,059	$10.00	$10.00

Share based Compensation  —

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

NOTE 10 — OUTSTANDING LEGAL PROCEEDINGS

 Kelley Matters. In December 2008, Oliver Kendall “Ken” Kelley and certain affiliated parties (the “Kelley Group”) filed a lawsuit against AP Holdings International, Inc. et. al. that includes PNG Ventures, Inc. and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company. The lawsuit alleges that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleges that other payables are owed to the Kelley Group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position. However, in conjunction with prior settlement discussions among the parties, the Company established an accrual in its balance sheet of a liability in the amount of $947,000 to reflect an estimate of the potential settlement value of these claims, including estimated legal and other defense costs, although the accrual is not to be viewed as an acknowledgement of liability. This accrual is classified as “liabilities subject to compromise” as of September 30, 2009. While several attempts have been made to settle these claims, and settlement negotiations are ongoing, the likely outcome of these negotiations, if any, is not known. However, the Company believes that, in the absence of a negotiated settlement, these claims will be resolved in the context of a Plan, if such a Plan is confirmed. The Company maintains the accrual as a provision for legal and other costs arising from a defense against such claims or settlement.

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

Other Matters
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

NOTE 11 — CUSTOMER AND SUPPLIER CONCENTRATIONS

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

Our sales are derived from various governmental agencies and authorities and from private fleet operations, and the number of companies and actual or potential customers that own and operate LNG fueled vehicles is relatively small. Consequently, the Company operates in a highly competitive environment and has sales concentrations with certain major customers. However, the Company is developing strategic alliances aggressively, to expand its customer base and the size of the market overall.

Major Customers

For the nine months ended September 30, 2009, the Company’s three largest customers contributed approximately 66% of total sales to the Company and its predecessor entity. These customers were:

Customer	% of 2009 sales

City of Phoenix	32%
Waste Management, Inc.	22%
Orange County Transportation Authority	12%

All other customers individually contributed less than 10% to total sales for the period. Our contract with the City of Phoenix expired effective July 1, 2009.

For the year ended 2008, the Company’s three largest customers contributed approximately 53% of total sales to the Company and its predecessor entity. These customers were:

Customer	% of 2008 sales

City of Phoenix	20%
Waste Management, Inc.	19%
Orange County Transportation Authority	14%

All other customers individually contributed less than 10% to total sales for the year.

Prior to August 2009, one of our LNG customer supply contracts, which expires in May 2013, required the Company to deliver LNG to the customer’s site at a net price that would have resulted in estimated annual losses of approximately $200,000. In August 2009, the pricing provisions of this contract were amended such that the contract should be profitable through its remaining term.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of ASC 855 effective June 30, 2009. In accordance with the provisions of ASC 855, we have evaluated events subsequent to September 30, 2009  through November 20, 2009, the date these financial statements were issued in this report on Form 10-Q for the period ended September 30, 2009.

In June 2009, the FASB issued ASC 810. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities.

In June 2009, the FASB issued ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Standards.” ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards. ASC 105 is effective in the first interim and annual periods ending after September 15, 2009. ASC 105 will have no effect on our consolidated financial statements upon adoption other than current references to GAAP that will be replaced with references to the applicable codification paragraphs.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,”

“believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our leadership position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; our ability to obtain waivers for breach of covenants;  access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing.  In addition, as it relates to our bankruptcy filing, the following factors could cause our actual results to differ materially from these forward-looking statements: our ability to obtain court approval with respect to motions in the chapter 11 proceeding prosecuted by us from time to time; our ability to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 case; risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period that we have to propose and confirm a plan of reorganization; the appointment of a chapter 11 trustee or examiner or to convert our bankruptcy case to a case under chapter 7 of the Bankruptcy Code; our ability to obtain and maintain normal terms with vendors, service providers, and leaseholders and to obtain orders authorizing payments to such parties; our ability to maintain contracts that are critical to our operations; the potential adverse impact of the chapter 11 case on our liquidity or results of operations; our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing.  Other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission and other filings with the SEC could also cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of our various pre-petition liabilities, common stock and/or other equity securities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these liabilities and/or securities, particularly as our plan of reorganization presently contemplates the elimination of all existing equity. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

Overview

On June 30, 2008, PNG Ventures Inc., a Nevada corporation (collectively, with all of its subsidiaries, “PNG,” the “Company,” “we” or “us”) entered into and completed an acquisition pursuant  to a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”), and its wholly owned subsidiary, Earth LNG, Inc, a Texas corporation (“ELNG”), as sellers,  along with its wholly owned subsidiary, New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), pursuant to which PNG acquired 100% ownership of New ELNG from ELNG in exchange for the issuance to EBOF of 7,000,000 shares of our common stock (“Exchange Shares”), and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).  Principally all of the Exchange Shares were subsequently transferred by EBOF to the holders of EBOF notes upon the exercise of exchange rights granted in conjunction with the Share Exchange. Exercise of the exchange rights resulted in the cancellation of up to $70 million of the EBOF notes and the acquisition of a majority ownership in the outstanding PNG shares by the former EBOF note holders. Prior to transfer, the Exchange Shares were covered by an irrevocable proxy in favor of the largest holder of the EBOF notes. The irrevocable proxy granted full voting rights to the EBOF note holder and restricted EBOF’s ability to transfer or assign the Exchange Shares. Other share issuances related to the acquisition included shares issued to other creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 1.1 million shares escrowed to extinguish certain other debts assumed in the acquisition.

As a result of the Share Exchange, we acquired, among other things, a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.

After giving effect to the Exchange Agreement, (i) New ELNG became our wholly-owned subsidiary, and (ii) we succeeded to the Arizona-based liquid natural gas operations, which is currently our sole business. We accounted for the acquisition of the LNG business as a purchase. Prior to the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the membership interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all of their other assets (other than receivables from EBOF and other subsidiaries of EBOF), which, together, comprise our west coast liquefied natural gas (“LNG”) business (“LNG Business”).

In all, the subsidiaries of New ELNG, which are now owned by us as a result of the Share Exchange, include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock, Arizona plant, Applied LNG Technologies USA, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Dual Fuels, Inc. (“Earth Leasing”).” Currently, our primary asset is an LNG processing facility and related equipment located in Topock, Arizona.

Prior to the acquisition of New ELNG, we had no operating business revenues and were a blank check company.

Current Business

We produce, distribute, and sell LNG to customers within the transportation, industrial, and municipal markets in the western United States and parts of Mexico. Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, and in particular LNG, as a vehicle fuel and to enhance our leadership position as that market expands.

We sell substantially all of our LNG to fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to customers for non-vehicle use. We also own one public LNG fueling station from which we sell LNG to numerous parties. We produce LNG at our liquefaction plant in Arizona, but also purchase, from time to time, LNG supplies from third parties, typically on spot contracts. We sell LNG principally through supply contracts that are normally on an index-plus basis, although we also occasionally enter into fixed-price contracts.

We are headquartered in Dallas, Texas. The LNG Business, generally known externally as “Applied LNG” or “ALT”, conducts its operations principally in Arizona and California. Through our LNG business, we offer turnkey fuel solutions to our customers, including clean LNG fuel (99% methane gas) and delivery, equipment storage, fuel dispensing equipment and fuel loading facilities.

We believe that our processing facility in Topock, Arizona is capable of producing approximately 86,000 gallons of vehicle-grade LNG per day. The facility is located approximately one mile east of Arizona’s border with California and serves metropolitan markets in Arizona, California, and Nevada. LNG produced by this plant is sold primarily to municipal and commercial fleet customers located along the west coast of California. The plant’s natural gas feedstock is supplied by an El Paso natural gas pipeline located immediately adjacent to our plant.

We produce LNG at our Topock, Arizona plant by processing pipeline quality natural gas through various purification applications, and then refrigerating such gas to a temperature of approximately -260 degrees F. Once liquefied, the LNG is stored at our plant site in above-ground, cryogenic storage tanks and ultimately shipped via tractor-trailers to customer sites.

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

Special cryogenic tank trailers are used to transport LNG from our plant site to customer sites. We own 24 of these specialty trailers, which is a sufficient number of trailers to accommodate the current distribution logistics.

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230.

Voluntary Reorganization under Chapter 11

Prior to and following the Share Exchange, the liquidity and results of operations of the LNG business continued to be adversely effected by our substantial indebtedness and related debt service obligations, as well as losses from operations. During the second quarter of 2009, we became non-compliant with certain provisions of the Amended and Restated Credit Agreement (the “Medley Credit Agreement”) with Fourth Third, LLC (“Medley”) and also suspended interest and other payments required under the Medley Credit Agreement. These actions placed us at risk of default under Medley Credit Agreement and our other of its credit facilities. Also, we lost our major customer effective July 1, 2009, which has had a substantial adverse effect on our ability to maintain positive cash flow and meet our ongoing obligations.

On July 16, 2009, we entered into restructuring negotiations with Medley and Castlerigg PNG Investments, LLC (“Castlerigg”), regarding a proposed restructuring of our outstanding $36.25 million senior secured note issued to Medley and our outstanding $3.188 million subordinated convertible note issued to Castlerigg (the “Castlerigg Note”). However, we were unable to resolve several material contingencies associated with the restructuring, including:  (a) retirement of the note owed to Black Forest International, Inc. (“BFI”) through repayment or conversion, as the BFI note otherwise prohibits repayment and, through onerous conversion features, effectively prevents future financings; (b) reaching satisfactory settlement arrangements in current litigation; and (c) reaching satisfactory settlement arrangements in connection with certain customer disputes and for the restructuring of certain outstanding notes and trade payables.

As a result, on September 9, 2009, we voluntarily filed petitions for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases are being jointly administered at Case No. 09-13162.

Contemporaneously with filing petitions for relief under Chapter 11 of the Bankruptcy Code, we filed a joint Plan of Reorganization (the “Plan”) with the Bankruptcy Court on September 10, 2009. A description of the material terms of the proposed Plan is contained in our current report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on September 10, 2009.

Pursuant to the Plan, the Company seeks to accomplish satisfaction of its obligations by restructuring its debts, making certain payments to creditors, issuing new common stock  and continuing operations. More specifically, the Plan, as currently proposed, contemplates the restructuring of approximately $44 million of liabilities subject to compromise; with preliminary support from creditors holding a majority of our total indebtedness. The Plan provides for the classification of all claims and equity interests, including all claims arising from the rejection of executory contracts and unexpired leases, into various classes according to their right to priority of payments, as provided by Bankruptcy Code. The Plan also provides for new equity funding to fund the Plan and for future working capital.  Under the proposed Plan, our existing equity would be eliminated, including all options, warrants and other derivative instruments that are linked to our existing equity.

As the proposed Plan has not yet been approved by the Bankruptcy Court, it may be materially modified before approval and remains subject to change. As such, the description of the material terms of the proposed Plan contained in our current report on Form 8-K, filed with the SEC on September 10, 2009, also remains subject to change. Furthermore, any information contained within this Report as it discusses the Plan and our disclosure statement, is for informational purposes only and is not a solicitation to accept or reject the Plan or an offer to sell or a solicitation of an offer to purchase any of our securities.

Any solicitation or offer to sell will only be made pursuant to and in accordance with the disclosure statement and the Plan, as approved by the Bankruptcy Court, and distributed in accordance with the Bankruptcy Code, securities laws and other applicable laws and regulations.

We intend to use the provisions of Chapter 11 to reorganize our business, and emerge from the proceeding as a going concern with a sustainable business. The Chapter 11 process, if successful, may allow us to strengthen our balance sheet by compromising and/or restructuring debt and equity balances to levels that are more consistent with long term viability. While we intend to successfully restructure in the Chapter 11 process, there is no assurance that such efforts will be successful.

On or about September 14, 2009, the Bankruptcy Court granted our first day motions (the “First Day Motions”), designed to stabilize our operations and business relationships with vendors, lenders, employees and others, minimize the effects of the commencement of the bankruptcy case and preserve the value of the our assets. The First Day Motions allowed, among other things, the payment of critical vendors and other business-related payments necessary to maintain our operations . The First Day Motions also included the payment of pre-petition employee wages, salaries and benefits, and provided preliminary approval of Debtor-In-Possession financing (“DIP Financing”) from our existing secured, revolving line of credit lender.

On or about September 18, 2009, notice of the commencement of the bankruptcy cases was served on all known or potential creditors and other parties in interest. Vendors are being paid for goods furnished and services provided after the petition date in the ordinary course of business.

As provided for by the Bankruptcy Code, on October 1, 2009, the United States Trustee for the District of Delaware appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to us. There can be no assurance that the Creditors’ Committee will support our positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization. Disagreements between us and the Creditors’ Committee could protract the bankruptcy case, negatively impact our ability to operate, and delay our emergence from the Chapter 11 proceedings.

Under Section 365 of the Bankruptcy Code, we may assume, assume and assign, or reject executory contracts and unexpired leases, including real property and equipment leases, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection constitutes a court-authorized breach of the lease or contract in question and, subject to certain exceptions, relieves us of future obligations under such lease or contract, but creates a pre-petition claim for damages caused by such breach or rejection, subject to our right to review and contest such claim. Parties whose contracts or leases are rejected may file proofs of claim against us for damages. Generally, the assumption of an executory contract or unexpired lease requires us to cure all prior defaults under such executory contract or unexpired lease, including all pre-petition arrearages, and to provide adequate assurance of future performance.

Under Chapter 11, certain claims against us in existence prior to the filing of the petition for relief under the Bankruptcy Code are stayed while we continue business operations as debtor-in-possession. These claims are reflected in the September 30, 2009 balance sheet as “liabilities subject to compromise.” Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from determination by the Bankruptcy Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against our assets (“secured claims”) also are stayed, although holders of such claims have the right to file a motion with the Bankruptcy Court for relief from the automatic stay. Secured claims are collateralized by liens on our property, plant, equipment and accounts receivable. Secured claims are reflected in the September 30, 2009 balance sheet as “liabilities not subject to compromise.”

The Bankruptcy Court has established November 30, 2009 as the deadline for filing proofs of claim (the general bar date),  thereby requiring our creditors to submit claims for alleged liabilities not paid and/or damages incurred arising from or related to periods prior to the petition date. The proofs of claim forms must be filed with the Court approved Claims Agent, Logan & Company, Inc., (the “Claims Agent”) at 546 Valley Road, Upper Montclair, New Jersey  07043 so as to be received by the Claims Agent no later than November 30, 2009 at 4:00 p.m. prevailing Eastern Time. There may be differences between the amounts at which any such liabilities are recorded in our financial statements and the amount claimed by creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

In order to successfully exit Chapter 11, we will need to obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization could, among other things, resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy. As provided in the Bankruptcy Code, we have the exclusive right for 120 days after the petition date to file a plan of reorganization and 60 additional days to solicit and obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause. If our exclusivity period lapses, any party in interest may file a plan of reorganization for us. The ultimate recovery, if any, to creditors and our stockholders will not be determined until confirmation and consummation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of our securities or any of our liabilities.

We have incurred and will continue to incur significant costs associated with the reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect our  results of operations.

Results of Operations

The accompanying financial statements include consolidated balance sheets as of September 30, 2009 and as December 31, 2008, consolidated statements of operations for the Company (Successor Entity) for the three month period and nine month period ended September 30, 2009, and for the three month period ended September 30, 2008, as well as consolidated statement of cash flows for the Company for the nine month period ended September 30, 2009, and for the three month period ended September 30, 2008. In addition, the financial statements include a consolidated statement of operations for the Predecessor Entity for the six-month period ending June 30, 2008 and a consolidated statement of cash flows for the Predecessor Entity for the six months ended June 30, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States, including the Predecessor Entity financial statements that were prepared from the historical accounting records of ELNG.

As of September 30, 2009, the Company’s summary of Significant Accounting Policies for the year ended December 31, 2008, which are detailed in the Company’s Annual Report on Form 10-K, have not changed, except for the application of the ASC 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements as a result of our bankruptcy filing.

In accordance with ASC 852.10, all pre-petition liabilities subject to compromise are segregated in the unaudited Consolidated Balance Sheet and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current in the unaudited Consolidated Balance Sheet as of September 30, 2009. Revenues, expenses, realized gains and losses and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the unaudited Consolidated Statements of Operations for the nine months and three months ended September 30, 2009. Net cash used for reorganization items is disclosed separately in the unaudited Consolidated Statements of Cash Flows.

In accordance with ASC 852.10, we ceased amortizing debt discounts and accruing interest related to the liabilities subject to compromise on the petition date. We continue to pay interest on the secured revolving line of credit, in accordance with the terms of the contract, with Greenfield Commercial Credit, L.L.C. (“Greenfield”), as authorized by the Bankruptcy Court.

Reorganization items represent amounts incurred as a direct result of the Chapter 11 filings and is presented separately in the Consolidated Statement of Operations. Professional fees include financial and legal services directly associated with the reorganization process. The Company records professional fees in accordance with ASC 852.10, which states that “professional fees and similar types of expenditures directly relating to the Chapter 11 proceeding … should be expensed as incurred and reported as reorganization items.” As of September 30, 2009, reorganization charges related to the Chapter 11 proceedings totaled approximately $134,000.

Successor Entity Three Months Ended September 30, 2009 compared to Successor Entity Three Months Ended September 30, 2008:

	Successor Entity Three Months Ended September 30, 2009	Successor Entity Three Months Ended September 30, 2008
Statement of Operations Data
Revenue	$4,230	$9,098
Production Costs	2,787	7,632
Compensation	589	506
Other selling, general, and administrative	1,475	1,015
Depreciation	622	569
Earnings (loss) from operations	(1,243)	(624)
Interest expense, net	1,209	2,066
Other income (expenses)	22	(113)
Reorganization Items	134	—
Net Loss	$(2,564)	$(2,803)

Revenue.  Total revenue for the third quarter of 2009 fell $4.9 million, or approximately 54%, from $9.1 million in the third quarter of 2008. This decrease is primarily attributable to a decrease in the volume of LNG sold to customers, coupled with a lower average sales price per gallon of LNG sold. The volume of LNG gallons sold to customers was 5.2 million gallons in the third quarter of 2009 compared to 6.1 million gallons in the comparable quarter of 2008, a decrease of 15%. This decrease is mainly attributable to the loss of a major customer effective July 1, 2009, partially offset by increased volumes sold to existing and new customers. The average price per gallon of LNG sold also decreased to $.77 per gallon in the third quarter of 2009 from $1.47 per LNG gallon in the third quarter of 2008, due primarily to a general decline in natural gas prices, which directly effects the price we charge to our LNG customers.

Production Costs.  Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the third quarter of 2009 decreased $4.8 million, or 63%, as compared to the comparable quarter of 2008. This reduction is attributable primarily to a reduction in gallons sold to customers coupled with a lower cost of pipeline quality natural gas feed stock supplies due to lower gas prices.

Compensation Expenses.  Compensation expenses increased 16% during the third quarter of 2009, reflecting changes in staffing levels and associated expenses.

Other Selling General & Administrative Expenses.  Other selling, general and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other selling, general, and administrative expenses during the third quarter of 2009 increased approximately $0.5 million, or approximately 45%, as compared to the third quarter in 2008. The increase relates primarily to professional and legal fees associated with various litigation matters and the Chapter 11 proceeding.

Interest Expenses.  Interest expenses decreased in 2009 principally as a result of terminating the accrual of interest on certain unsecured and/or under secured debts subsequent to the Chapter 11 petition date.

Successor Entity Nine Months Ended September 30, 2009 compared to Combination of Successor Entity/Predecessor Entity Nine Months Ended September 30, 2008:

The accompanying financial statements include consolidated statements of operations for the Company (Successor Entity) for the three month period and the nine- month period ended September 30, 2009, and three month period ended September 30, 2008, as well as a consolidated statement of operations for the Predecessor Entity for the six month period ending June 30, 2008, the date at which the Predecessor Entity terminated its existence as a result of the Share Exchange. The table below presents data for the Successor Entity for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. For the nine months ended September 30, 2008, the amounts in the table include the mathematical addition of line items for the Predecessor Entity’s results during the six month period ended June 30, 2008 and the three month successor period ended September 30, 2008.

	Successor Entity Nine Months Ended September 30, 2009	Combination of Successor Entity/ Predecessor Entity Nine Months Ended September 30, 2008
Statement of Operations Data
Revenue	$17,496	$23,902
Production Costs	11,324	21,132
Compensation	1,521	1,037
Other selling, general, and administrative expenses	3,515	2,643
Depreciation	1,802	1,322
Loss from operations	(666)	(2,232)
Interest expense, net	4,367	5,213
All Other, including reorganization items	203	(259)
Net income (loss)	$(5,236)	$(7,186)

Revenue.  Total revenue for the nine months ended September 30, 2009 decreased $6.4 million, or approximately 27%, compared to the corresponding period in 2008. The decrease is due to an approximately 31% decrease in the average sales price of LNG, which is mainly due to lower market prices for natural gas, but partially offset by an increase in the volume of gas sold. The volume of LNG sold during the nine months ended September 30, 2009 was 17.9 million gallons, compared to 17.5 million gallons in the comparable period of 2008.

Production Costs.   Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the nine months ended September 30, 2009 decreased $9.8 million, or 46%, as compared to the corresponding period of 2008. This reduction is attributable primarily to a reduction in the cost of pipeline quality natural gas feed stock supplies due to lower gas prices, but partially offset by a small increase in LNG gallons produce and sold to customers.

Compensation Expenses.  Compensation expenses increased by $0.5 million, or approximately 47%, in the nine months ended September 30, 2009 compared to the corresponding period of 2008. Virtually all of this increase is associated with increased staffing, related principally to the separation of the LNG Business from its former parent.

Other Selling General & Administrative Expenses.  Other selling, general and administrative expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other selling, general, and administrative expenses during 2009 increased $0.9 million, or approximately 33%, as compared to the nine months ended September 30, 2008. The increase relates primarily to repairs and maintenance, plant operating costs, professional services, insurance costs, and other miscellaneous expenses related to the separation of the LNG Business from its former parent, as well as to additional legal and professional fees associated with various litigation matters and the Chapter 11 proceeding.

Interest Expenses.  Interest expenses decreased in 2009 principally as a result of terminating the accrual of interest on certain unsecured and/or under secured debts subsequent to the Chapter 11 petition date.

Liquidity and Capital Resources

The matters described in “Liquidity and Capital Resources”  to the extent that they relate to future events or expectations may be significantly affected by our Chapter 11 filing. The Chapter 11 proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to obtain Bankruptcy Court and Creditors’ Committee approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business.

Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to comply with the terms and conditions of our DIP Financing; (ii) our ability to maintain adequate cash on hand; (iii) our ability to generate cash from operations; (vi) the cost and the outcome of the reorganization process; (iv) our ability to obtain confirmation of and to consummate a plan of reorganization under the Bankruptcy Code; (v) our ability to obtain sufficient financing to implement the plan of reorganization; and (vi) our ability to achieve profitability.  There can be no assurance that any of these efforts will be successful.

Our primary sources of liquidity are the DIP Financing agreement that has been approved by the Bankruptcy Court, cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances. As of September 30, 2009, we had cash and cash equivalents of approximately $796,000.

In the absence of a successful confirmation of our proposed Plan, or the inability to obtain adequate financing for the Plan, we may be required to cease our operations.

In conjunction with a successful confirmation of our proposed Plan, we may need additional capital to finance the provisions of the Plan, and to execute our business plan, expand our business, service our debt, and increase our production capacity. Financing for the Plan, and our working capital requirements immediately following confirmation of the Plan is to be provided by two of our current lenders. However, there is no assurance that we will be able to obtain confirmation of the Plan, or the necessary financing.

Upon our emergence from Chapter 11, we also intend to pursue a growth strategy that will include securing additional LNG production capacity, either by the construction of new facilities or the acquisition of existing facilities. Increasing production capacity will require us to expand our marketing efforts as well as our current area of geographic operations. This growth strategy will require additional equity capital to fund both capital and operating requirements. While we believe that equity capital to fund growth may be available, there is no assurance that such capital can be secured.

Our ability to secure financing for the Plan or for future projects and capital needs may be impaired by such factors as our ability to secure concessions from our existing creditors, the capital markets (both generally and in the natural gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our natural gas properties and prices of natural gas on the commodities markets (which could impact the amount of financing available to us) and/or the loss of key management. Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

Assuming we can obtain confirmation of the Plan and successfully emerge from the Chapter 11 proceeding, the success of our long term operations and business growth and expansion strategy may depend upon our ability to raise additional equity and debt financing and our ability to generate sufficient cash flow from operations. We expect to continue to devote capital resources to fund our business plan. In order to support the initiatives envisioned in our business plan, we intend, in the future, to raise additional funds through the sale of equity, debt or a combination of the two. Our operating performance and ability to raise additional financing depends on many factors beyond our control, including the prevailing economic conditions, state of the capital markets, the market price of our common stock and other risks and uncertainties including the prices of natural gas and our dependence on key suppliers and adverse changes in governmental incentives and governmental regulation. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. We might finance the expansion of our business with additional indebtedness or by issuing additional equity securities. The amount of any additional indebtedness could be substantial. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service our debt, or associated with issuing additional stock, such as dilution of ownership and earnings. An increase in our debt would decrease the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner, or at all. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to continue operations.

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

Net cash provided by operating activities was approximately $2.6 million during the nine months ended September 30, 2009. However, due in part to the loss of a major customer effective July 1, 2009, we experienced a significant decline in positive cash flow during the third quarter of 2009. We need to achieve sustainable positive cash flow from operations in order to continue our operations.

In addition to cash provided or used by operations, we will continue to expend significant capital on maintaining, replacing and/or improving the equipment and facilities at our Topock production facility. During the first nine months of 2009, we purchased approximately $3.2 million in new equipment to support our operations. Approximately $2.1 million of this amount was used to purchase 10 new LNG transport trailers. The remaining amount was primarily dedicated to equipment replacements at the Topock facility. We expect that equipment replacements of similar magnitude will be required each year in order to maintain the Topock production facility in good operating condition. Financing for these expenditures will be required either from cash flow, or from debt or equity financings.

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies, please refer to the discussion provided in Item 1 of Part 1 of this report under the caption “Note 12- Significant Accounting Policies.”

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

Natural gas costs represented 62% of our cost of sales for the nine months ended September 30, 2009. Prices for natural gas during 2009, based on the NYMEX daily futures data, have ranged from a low of $2.51 per MMBtu to a high of $6.07 per MMBtu. At September 30, 2009, the NYMEX index price of natural gas was $4.84 per MMBtu.

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

The fair value of the futures contracts we use is based on quoted prices in active exchange traded or over the counter markets which are then discounted to reflect the time value of money for contracts applicable to future periods. The fair value of these futures contracts is continually subject to change due to changing market conditions. The net effect of the realized and unrealized gains and losses related to these derivative instruments for the three months ended September 30, 2009 was a $22,000 decrease to pre-tax loss.

Interest Rate Risk.  Our business is highly leveraged and, accordingly, is highly sensitive to fluctuations in interest rates. Any significant increase in interest rates could have a material adverse affect on our financial condition and ability to continue as a going concern.

As a result of the Chapter 11 proceeding, and in accordance with ASC 852.10 Financial Reporting by Entities in Reorganization under the Bankruptcy Code, interest accruals on certain of our debts have been suspended. However, if we successfully reorganize and emerge from the Chapter 11 proceeding under the current Plan, or a revised plan with substantially similar provisions, we contemplate retaining significant structured and interest bearing debt, and the interest rate risk is likely to remain a risk for our business.

ITEM 4T.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon management’s evaluation, our current Chief Executive Officer and the Principal Accounting Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our current Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

This conclusion was based, in part, upon the nature of our business, which is characterized by a relatively low volume of routine and non-complex transactions. The design of our disclosure controls and procedures includes the scrutiny by the Chief Executive Officer, Principal Accounting Officer and other key employees throughout the reporting period, of operating results in the context of their comprehensive knowledge of operations, contracts, involvement in the management of the business and understanding of the impact of disclosures. Such controls and procedures are supplemented and enhanced by internal review and closing procedures that were implemented as part of the year-end financial statement preparation process. We believe that the scrutiny of management and other key personnel provides an adequate compensating control for deficiencies in internal controls, if any, elsewhere in the process of financial reporting.

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2008, we indicated that we have several material weaknesses in our internal control over financial reporting. While we are continuing to address these issues, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.                                Legal Proceedings

On September 9, 2009, we voluntarily filed joint petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which cases are being jointly administered as Case No. 09-13162. We intend to continue to operate our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court. As a result of the filing, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against us are subject to the automatic stay provisions of Section 362 of the Bankruptcy Code.

 Item 1 A.                      Risk Factors

A description of our risk factors can be found in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. The information below presents updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Except as presented below, there have been no material changes from the risk factors in our Form 10-K.

We may not be able to implement successfully the Plan and implement the Reorganization of the Company.

Our emergence from Chapter 11 bankruptcy protection is contingent upon a number of factors. It is difficult to anticipate all Plan confirmation contingencies; however, initial uncertainties and contingencies include, among other things, the following:

•	We have not yet finalized the Plan, disclosure statement, and definitive agreements to finance the Plan;

•	Certain creditors could object to the Plan and potentially cause its failure; and
•	The Bankruptcy Court may ultimately not confirm the Plan.

Prolonged continuation of the Chapter 11 Case may harm our business.

A prolonged continuation of the Chapter 11 case could adversely affect our business. As long as the Chapter 11 case continues, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on core business operations. Prolonged continuation of the Chapter 11 case may also make it more difficult to attract and retain management and other key personnel necessary to the success of our business. In addition, the longer the Chapter 11 case continues, the more likely it is that our customers, suppliers, and vendors will lose confidence in our ability to reorganize successfully and seek to establish alternative commercial relationships. Furthermore, as long as the Chapter 11 case continues, we will be required to incur substantial costs for professional fees and other expenses associated with the Chapter 11 case.

Item 3.                                Defaults upon Senior Securities

On September 9, 2009, we filed petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, which are being jointly administered at Case No. 09-13162. This action constituted a default under virtually all of our debt agreements, including the Medley Credit Agreement and the Castlerigg Note. The Plan contemplates resolution and/or settlement of all such debts. However, there is no assurance the Plan will be confirmed, or that we will successfully emerge from the Chapter 11 proceeding as a viable going concern.

Item 6.                                 Exhibits

The following documents are filed as part of this report:

(c) Exhibits

Exhibit No.	Document Description
10.1
Employment Agreement, dated effective as of September 8, 2009, between the Company and Richard Rychlik, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on September 11, 2009.

10.2	Form of Ratification and Amendment Agreement (DIP w/ Greenfield Commercial Credit, L.L.C.)
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PNG VENTURES, INC.
Dated: November 20, 2009	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer