Form 10-K
PNG VENTURES INC
filed 2010-04-14
CIK 1016900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-29735

APPLIED NATURAL GAS FUELS, INC.
(f/k/a PNG Ventures, Inc.)
(Exact Name of registrant as specified in its charter)

Nevada	88-0350286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5310 Harvest Hill Road, Suite 229, Dallas, Texas	75230
(Address of principal executive offices)	(Zip Code)

214-613-0220
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.001 Par Value	NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes [  ]     No [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K.    [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non- accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]     No [X]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes[X]     No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of the last business day of the second fiscal quarter was: $3,933,670

As of April 12, 2010, there were 20,000,000 shares of common stock outstanding.

Documents Incorporated by Reference:  None

APPLIED NATURAL GAS FUELS, INC.
(f/k/a PNG Ventures, Inc.)

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Certain disclosures contained in this Annual Report on Form 10-K (the “Report”) of Applied Natural Gas Fuels, Inc. (the “Company”) that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of forward-looking statements. Such statements, which are contained in this Report, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties, and other factors affecting our operations, market growth, services, products, and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements are included in our “Risk Factors” section and other risks provided herein. Additionally, all readers are urged to review Item 1A, “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

PART I

Item 1.                                Description of Business.

Overview

In this Report, when we use the terms the “Company,”“the Registrant,” “we,” “us,” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Applied Natural Gas Fuels, Inc., and its consolidated subsidiaries. A substantial portion of the Company’s operations are conducted through subsidiaries controlled by Applied Natural Gas Fuels, Inc.

Organizational History

Applied Natural Gas Fuels, Inc., (f/k/a PNG Ventures, Inc.) was incorporated in the State of Nevada on June 23, 1995, as Telecommunications Technologies, Ltd. (“TTL”) and subsequently changed its name to “PNG Ventures, Inc.” in February 1998. With the exception of certain short-term ventures that were subsequently abandoned, the Company had little or no material operations from inception through June 30, 2008. During that period, the Company had been a development-stage business seeking to acquire or develop one or more profitable business opportunities.

The Company entered into the business of the production, distribution, and sale of liquefied natural gas (“LNG”) upon the June 30, 2008 acquisition of New Earth LNG, LLC (“New ELNG”) pursuant to a share exchange transaction (the “Share Exchange”) with Evolution Fuels, Inc., formerly known as “Earth Biofuels, Inc.” (“EBOF”). After giving effect to the Share Exchange, (i) New ELNG became our wholly-owned subsidiary, and (ii) we succeeded to its Arizona-based liquefied natural gas operations. Through its operating subsidiaries, including Applied LNG Technologies USA, LLC and Arizona LNG, LLC, New ELNG was a provider of LNG to transportation, industrial and municipal markets in the western United States and northern Mexico. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona and its related distribution and sales businesses.

In all, the subsidiaries of New ELNG, which are now owned by us as a result of the Share Exchange, include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock, Arizona liquefaction plant, Applied LNG Technologies, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Dual Fuels, Inc. (“Earth Leasing”).

Completion of Voluntary Reorganization under Chapter 11

Following the Share Exchange, our liquidity and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the Share Exchange. In the Share Exchange, we also inherited certain litigation claims involving our predecessor, as well as certain non-economic contracts, which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered as Case No. 09-13162. From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Joint Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we closed on a series of restructuring transactions contemplated by the Amended Plan and emerged from Chapter 11 bankruptcy proceedings. Through the Bankruptcy process, we were able to successfully accomplish certain strategic restructuring goals, including:

•
Secure from Castlerigg PNG Investments, LLC (“Castlerigg”) $8,325,000 of financing (inclusive of $250,000 advanced prior to the Effective Date) to fund implementation of the Amended Plan, for a $5.5 million senior secured four year term loan, a $250,000 senior secured short-term note; and 5,300,000 shares of our newly reorganized Company (representing approximately 26.5% of our outstanding shares);

•
Restructure and compromise the $37.5 million pre-petition senior debt facility owed to Medley Capital as agent for Fourth Third, LLC (“Medley”), for: $5.5 million of our plan funding; a new $9.8 million senior secured four year term loan and 13,200,000 shares of our newly reorganized Company (representing approximately 66% of our outstanding shares);

•
Compromise approximately $7 million of pre-petition unsecured creditors claims for a $750,000 unsecured creditor trust fund, the recovery of excise tax refunds of up to $450,000 and 1,500,000 shares of our newly reorganized Company (representing approximately 7.5% of our outstanding shares);

•	Settle outstanding litigation in consideration for the return of certain equipment and the awarding of certain allowable claims within the unsecured creditor trust fund;
•	Eliminate certain onerous and non-economic contracts we inherited as part of the Share Exchange transaction; and
•	Changing the name of our Company to “Applied Natural Gas Fuels, Inc.” to more closely align our name to our principal line of business.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity.

Current Business

We are in the business of the production, distribution, and sale of LNG. Through our operating subsidiaries, we process and sell LNG to transportation, industrial and municipal markets in the western United States and northern Mexico.

We process LNG in our liquefaction processing plant (the “Plant”)  located in Topock, AZ, approximately one mile east of Arizona’s border with California. Our Plant processes pipeline quality natural gas through various purification applications, and through refrigeration cycles that cool the gas to a temperature of approximately -260 degrees F, at which point the natural gas product condenses to a liquid. After processing, LNG is stored in above ground cryogenic storage tanks at the Plant, until shipped via tractor trailers to customer sites. In its liquefied state, LNG occupies approximately 1/600th of the volume of natural gas and is easily stored and transported.

We purchase pipeline quality natural gas from one main supplier, who transports the natural gas to our plant site via an El Paso Natural Gas pipeline immediately adjacent to our Plant. Our Plant is capable of producing approximately 86,000 gallons of vehicle-grade LNG per day (approximately 50,000 gallons per day of diesel gallon equivalent). We own a fleet of 24 specialty cryogenic tank trailers which are used to transport LNG from our plant site to customer sites. Although we produce LNG at our liquefaction plant in Arizona, we also purchase, from time to time, other LNG supplies from third parties, typically on spot contracts.

We believe that both LNG and compressed natural gas (“CNG”) will become more accepted as vehicle fuel alternatives to diesel and gasoline. Natural gas in either form is a cheaper and a substantially cleaner burning fuel compared to gasoline or diesel. In addition, natural gas is an abundant, domestic fuel. Virtually all natural gas currently used in the United States is sourced domestically, and to a lesser extent, from Canada.

While certain specialty equipment, such as pressurized storage tanks and fuel delivery systems, are required on natural gas powered vehicles, almost any vehicle can be manufactured or modified to run on natural gas. CNG is generally used in automobiles and light to medium-duty vehicles and trucks as an alternative to gasoline and diesel. LNG is generally used in trucks and other medium to heavy-duty vehicles as an alternative to diesel, typically where a vehicle must carry a greater volume of fuel. LNG is approximately 2.5 times as dense as CNG, thereby allowing a vehicle to carry a greater volume of fuel in a similar volume of onboard tank storage.

CNG is produced by compressing pipeline quality natural gas to a density of approximately 40% of LNG. As CNG, it remains in a gaseous state, and is stored in high pressure tanks, usually at operating pressures of 4,000 to 5,000 psi. While we do not typically focus our efforts on manufacturing CNG, we do produce some CNG by vaporizing LNG under controlled pressure processes that allow LNG to be vaporized to CNG, where it is then transferred via fueling apparatus to CNG powered vehicles. We utilize this process at our Fleet Star retail fueling station, and at certain customer owned refueling sites.

In addition to the Plant and 24 cryogenic tank trailers, we also own one public LNG fueling station from which we sell LNG and CNG at retail to the public. This station, branded as “Fleet Star,” is located near the Ontario Airport in Ontario, California.

The Company’s principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230.

Competition

The market for vehicular fuels is highly competitive. The major competition for LNG and other alternative fuels is gasoline and diesel, the production, distribution, and sale of which are dominated by large integrated oil companies. The vast majority of vehicles in the United States and Canada are powered by gasoline or diesel. There is no assurance that Applied LNG can compete effectively against other fuels, or current competitors, or other significant competitors that may enter markets currently served by the Company.

Presently, the Company’s primary competitor in its current markets is Clean Energy Fuels Corp. Potential entrants to the market for natural gas vehicle fuels include large integrated oil companies, other retail gasoline and diesel marketers or natural gas utility companies. The integrated oil companies produce and sell crude oil and natural gas, and refine crude oil into gasoline and diesel. They and other retail gasoline marketers own and franchise retail stations which sell gasoline and diesel fuel.

It is possible that any of these competitors and/or other competitors who may enter the market in the future, may create product and service offerings that compete directly with us. Many of these companies may have far greater financial and other resources and brand recognition in the marketplace than we have. Entry by these companies into the market for natural gas vehicle fuels may reduce our profit margins, limit our customer base, and restrict our expansion opportunities.

Other alternative fuels compete with natural gas in the retail market and may compete in the fleet market in the future. Suppliers of ethanol, biodiesel, and hydrogen, as well as providers of hybrid or electric vehicles, may compete with us for fleet customers in our target markets. Many of these companies benefit, as we do, from U.S. state and federal government incentives that allow them to provide fuel at significant discounts to gasoline or diesel prices.

LNG currently is supplied to the California, Arizona, Nevada, and northern Mexico markets, primarily by two LNG plants—Applied LNG’s Topock plant, with a maximum capacity of 86,000 gpd, and a plant owned by Clean Energy Fuels Corp. located in Boron, California, with a current maximum capacity believed to be approximately 160,000 gpd. In addition to these plants, demand in our market area is also supplied on occasion by third party LNG plants located in Texas, Kansas, Wyoming, and Colorado. The aggregate capacity available from these plants varies and is estimated to be in the range of 200,000 gpd. Because the trucking costs associated with transporting LNG from plants located in the central U.S., to western states is substantial, such sources are used only when absolutely necessary to meet customer demands.

Government Regulation and Environmental Matters

Our business and operations are affected by various federal, state, and local laws, rules, regulations, and authorities. While to date, our compliance with those requirements has not materially adversely affected our business, financial condition, or results of operations, we cannot provide any assurance that new laws and regulations will not materially and/or adversely affect us in the future.

While various federal, state, and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect our business, our financial condition and results of operations have not been materially adversely affected by environmental laws and regulations. We believe we are in material compliance with the environmental laws and regulations to which we are subject. We do not anticipate that we will be required in the near future to make material capital expenditures due to these environmental laws and regulations. However, because environmental laws and regulations are frequently changed and may be expanded, we are unable to provide any assurance that the cost of compliance in the future will not be material to us.

Certain of the regulations that significantly impact our operations are described below.

CNG and LNG stations —To construct a CNG or LNG fueling station, we must obtain a facility permit from the local fire department and either we or a third party contractor must be licensed as a general engineering contractor. The installation of each CNG and LNG fueling station must be in accordance with federal, state and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks, hazardous waste and hazardous materials. We are also required to register with certain state agencies as a retailer/wholesaler of CNG and LNG.

Transfer of LNG —Federal Safety Standards require each transfer of LNG to be conducted in accordance with specific written safety procedures. These procedures must be located at each place of transfer and must include provisions for personnel to be in constant attendance during all LNG transfer operations.

 LNG liquefaction plants —To build and operate LNG liquefaction plants, we must apply for facility permits or licenses to address many factors, including storm water or wastewater discharges, waste handling and air emissions related to production activities or equipment operations. The construction of LNG plants must also be approved by local planning boards and fire departments.

Vehicle Conversion —Vehicles that are converted to run on natural gas are subject to EPA emission requirements and certifications, federal vehicle safety regulations and, in some cases, such as California, state emission requirements and certifications.

Clean Air Regulations — The Federal Clean Air Act provides a comprehensive framework for air quality regulation in the United States.  Individual states have also adopted diesel fuel standards intended to reduce emissions. Texas and California have both adopted low-NOx diesel programs. Additionally, many state implementation plans and some air quality management plans include vehicle fleet requirements specifying the use of low emission or alternative fuels in government vehicles.

Limitation on greenhouse emissions —The Global Warming Solutions Act of 2006, which calls for a limitation on greenhouse-gas emissions throughout California. This requires a carbon reduction in gasoline and diesel fuels sold in the State of California by 2020, therefore, encouraging other low carbon transportation fuels to enter the marketplace by allowing them to generate carbon credits that can be sold to noncompliant regulated parties starting January 1, 2011. Under this regulation, CNG, LNG and biomethane are identified as “compliant fuels” through 2020 as their carbon benefits have been verified to far exceed the regulation's 2020 goal of a 10% reduction.

Low Carbon Fuel Standards — Governors representing the eleven states that make up the Regional Greenhouse Gas Initiative have signed a memorandum of understanding to develop their own Low Carbon Fuel Standard by year 2012. Additional regulations that could stimulate growth in our market include AB 118, which Governor Schwarzenegger signed into law in 2007 in California and that provides approximately $210 million per year for seven years to fund alternative fuel programs, including CNG, LNG and biogas, aimed at reducing greenhouse-gas emissions and improving air quality; and AB 1007, the State Alternative Fuels Plan (that was adopted by the California Energy Commission in 2007) establishes a goal of displacing 26% of California's petroleum fuel use by 2022 with alternative fuels, including natural gas.

Tax Incentives and Grant Programs

U.S. federal and state government tax incentives and grant programs are available to help fleet operators reduce the cost of acquiring and operating a natural gas vehicle fleet. Incentives are typically available to offset the cost of acquiring natural gas vehicles or converting vehicles to use natural gas, constructing natural gas fueling stations and selling CNG or LNG. The vehicle and fuel tax rebates and credits are key incentives designed to enhance the cost-effectiveness of CNG and LNG as vehicle fuels throughout the United States and are described below.

Fuel credits.    Under the Volumetric Excise Tax Credit ("VETC" or “fuel tax credit”) for alternative fuels, sellers of CNG or LNG were entitled to receive a credit of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG sold for vehicle fuel use after September 30, 2006 and before January 1, 2010. Based on the service relationship we have with our customers, either we or our customers were able to claim the credit. These tax credits for CNG and LNG lowered the cost of natural gas vehicle fuels to sellers, and the savings could be passed on to the customer if the seller elected to do so. These credits expired on December 31, 2009.
Legislation has been introduced, but not yet enacted, that would reinstate and extend the fuel tax credit, as well as potentially provide other incentives for the purchase of natural gas vehicles.

Raw Materials

The raw material (feedstock supply) for our Topock plant is pipeline quality natural gas, which generally is widely available and easily obtained on the open market. We purchase natural gas from one principal supplier; however, the only means of transporting purchased gas to our plant is via a trunk pipeline adjacent to our plant that is operated by El Paso Natural Gas. Any extended disruption in the operations of this trunk pipeline, or our relationship with its operator, could have a material adverse effect upon our business.

Sales and Marketing

Our sales and marketing efforts are conducted through a small staff of direct sales people. We sell substantially all of our LNG to municipal, other governmental agency, and commercial fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to industrial customers for non-vehicle use. Our customers are located in the western United States and northern Mexico. Typical customer fleet applications include city and regional buses, garbage collection and hauling trucks, heavy-duty tractors, port drayage trucks, and industrial manufacturing applications. Currently, one of the largest markets in the U.S. for clean, vehicle-grade LNG is Southern California and surrounding areas. This market has been the focus of Applied LNG’s efforts for over ten years. In recent years, various governmental agencies in California, Arizona and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such a LNG. We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (99% methane gas), equipment storage, fuel dispensing equipment and fuel loading facilities. We are generally known in the marketplace as “Applied LNG” or “ALT.” Our sales are based on supply contracts that are normally on a commodity “index-plus” basis, although we also occasionally may enter into fixed-price contracts. The “index-plus” contracts typically contain contract pricing provisions that reset periodically (typically each month) according to the applicable natural gas monthly pricing index.

The number of companies and actual or potential customers that own and operate LNG fueled vehicles is relatively small. Consequently, the Company operates in a highly competitive environment and has sales concentrations with certain major customers. For the year ended 2009, the Company’s three largest customers contributed approximately 59% of sales. For the year ended 2008 (as defined), the same three customers contributed approximately 53% to the combined sales of Company and its predecessor entity. The following summarizes sales to our largest customers:

For the year ended December 31, 2009, the Company’s three largest customers contributed approximately 59% of total sales to the Company and its predecessor entity. These customers were:

Customer	% of 2009 sales

City of Phoenix	26%
Waste Management, Inc.	20%
Orange County Transportation Authority	13%

All other customers individually contributed less than 10% to total sales in 2009. Our contract with the City of Phoenix expired effective July 1, 2009.

For the year ended 2008, the Company’s three largest customers contributed approximately 53% of total sales to the Company and its predecessor entity. These customers were:

Customer	% of 2008 sales

City of Phoenix	20%
Waste Management, Inc.	19%
Orange County Transportation Authority	14%

All other customers individually contributed less than 10% to total sales in 2008.

Employees

As of December 31, 2009 and 2008, we had 22 and 17 full-time employees, respectively. None of our employees are represented by a labor union, and the Company considers its employee relations to be good.

Available Information

Our internet address is www.altlng.com. Currently, reports on Forms 10-K, 10-Q, and 8-K are not available through our website; however, we will email free electronic copies of such reports upon request.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Relating to our Business

We have experienced net losses, and we may not be profitable in the future.

We experienced a net loss of $13.1 million for the year ended December 31, 2009 and may not generate profits in the near term, if at all. As of December 31, 2009, we had a net working capital deficit of approximately $42.7 million and a shareholders’ deficit of $16.6 million.

The revenue and operating results of our business may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results may be below the expectations of public market analysis or investors, and the price of its common stock may decline.

Factors that could cause quarterly fluctuations include:

•	the ability to quickly bring new production capacity on stream or access alternative supplies;
•	the fluctuating prices of natural gas;
•	differential in prices between natural gas and other fuel alternatives such as diesel and gasoline;
•	availability and cost of transportation resources.

 Our Senior Credit Facility Contains Certain Restrictions.

On the Effective Date, we entered into a senior credit facility with Medley, as lender and agent, and Castlerigg, as lender (the “Senior Credit Facility”). The Senior Credit Facility provides for a senior secured term loan facility in the principal amount of $15,550,000 million, consisting of a $9.8 million four year senior secured term loan from Medley, a $5.5 million four year senior secured term loan from Castlerigg, and a $250,000 ten month senior secured loan from Castlerigg.

Our Senior Credit Facility contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business. The Senior Credit Facility also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets or new equity (commencing after the first anniversary thereof), and acceleration of the debt in the event of a change in control.

The Senior Credit Facility contains a variety of events of default which are typical for transactions of this type, including the following events:

•	failure to pay amounts due under the Senior Credit Facility;
•	a breach of any representation or warranty contained in the Senior Credit Facility or related documents;
•	failure to comply with or perform certain covenants under the Senior Credit Facility;
•	the insolvency of us or our subsidiaries;
•	a termination or default under our Intercreditor Agreement with Greenfield; or
•	any change of control of our outstanding shares.

The Senior Credit Facility also contains certain financial covenants as summarized as follows:

•	fixed charge coverage ratio of 0.6:1 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and 1.2:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $350,000 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and $600,000 for all subsequent quarters; and

•	Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter.

The restrictions within our Senior Credit Facility could adversely affect us by limiting our ability to, among other things, raise additional debt or equity financing, requiring prepayment upon certain equity raises, and requiring that we comply with certain financial covenants. While our internal forecasts project that we will be able to comply with the financial covenants, our ability to comply with these covenants may be affected by events beyond our control, and any material deviation from our forecasts could require us to seek waivers or amendments of covenants or to secure alternative sources of financing. If we are unable to comply with the terms of our Senior Credit Facility, or if we fail to generate sufficient cash flow from operations, or if it becomes necessary to obtain such waivers, amendments, or alternative financing sources, it could adversely impact our business, results of operations and financial condition.

We may need to enhance operations or raise additional capital once debt service under our Senior Credit Facility commences.

Since the Share Exchange, our management has initiated a number of actions designed to stabilize our LNG Business and address multiple issues and problems inherited from our EBOF (the “Predecessor Entity”) (as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation”), including filing for relief under Chapter 11. We expect to continue to implement changes to the business to improve operating cash flow and the Company’s financial condition. With our emergence from Chapter 11 reorganization on March 24, 2010, we substantially restructured our outstanding indebtedness. Based upon our current business plan, management anticipates that during 2010 we will have sufficient liquidity, cash flow and other resources to meet our obligations in the ordinary course of business as such obligations arise. We have emerged from the Chapter 11 process with a substantial level of secured, structured debt under our $15,550,000 Senior Credit Facility. Our Senior Credit Facility provides for a payment-in-kind interest payment provision during the first annual period following March 24, 2010. This allows us to accrue and add interest to the loan balance during this period. However, after the first anniversary date, all interest payments are required to be paid in cash when due. Our ability to maintain positive cash flow may be challenged commencing the first quarter of 2011, when we are scheduled to begin making interest payments under the Senior Credit Facility. In order to adequately cover our scheduled debt service payments in 2011 and beyond, we will have either to improve operating cash flow or secure proceeds from one or more financing transactions, as to which there can be no assurances.

Our profitability is dependent upon our ability to purchase natural gas supply at prices that are low enough to allow us to convert and sell the liquefied natural gas to our customers for a price in excess of our total costs of production and sale. Natural gas is a commodity subject to significant volatility and uncertainty.

Our business is highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and on the availability of raw materials supplies, so our results of operations, financial condition and business outlook may fluctuate substantially. In the recent past, the price of natural gas has been volatile, and this volatility may continue. From the end of 1999 through the end of 2008, the price for natural gas, based on the New York Mercantile Exchange (NYMEX) daily futures data, ranged from a low of $1.65 per MMBTU to a high of $19.38 per MMBTU. From the end of 2008 through the end of 2009, the price for natural gas, based on the NYMEX daily futures data, ranged from a low of $2.51 per MMBTU to a high of $6.07 per MMBTU. As of December 31, 2009, the NYMEX index price for natural gas was $5.57 per MMBTU. As of March 24, 2010, the NYMEX index price for natural gas was $4.11 per MMBTU. Our results of operations depend substantially on the prices of natural gas. The prices of these commodities are volatile and beyond our control. As a result of the volatility of the prices for these items, our results may fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses and adversely affect our financial condition. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs, substantial risks and may be ineffective to mitigate these fluctuations. If a substantial imbalance in risk management occurs, our results of operations, financial conditions and business outlook could be negatively impacted. Our ability to operate at a profit is largely dependent on market prices for LNG.

If the price of LNG does not remain sufficiently below the prices of gasoline and diesel, potential fleet customers will have less incentive to purchase natural gas vehicles or convert their fleets to LNG, which would decrease demand for LNG and limit our growth.

Market interest in utilizing LNG as a vehicle fuel is driven, in part, by relative prices for oil, gasoline and diesel fuel. As the prices for oil, gasoline and diesel fuel increase, the market interest in utilizing LNG as a vehicle fuel increases. However, the prices for such fuels have fluctuated significantly in the last several years, and continue to fluctuate. Although the current market price of LNG provides an attractive value proposition, a material decrease in the price of oil, gasoline and diesel fuel relative to LNG, could slow the growth of our business and negatively impact our financial results.

Natural gas vehicles cost more than comparable gasoline or diesel powered vehicles because converting or equipping a vehicle to use natural gas adds to its base cost. If the price of LNG does not remain sufficiently below the prices of gasoline or diesel, fleet operators may be unable to recover the additional costs of acquiring or converting to natural gas vehicles in a timely manner, and they may choose not to use natural gas vehicles. Recent volatility in oil and gasoline prices demonstrates that it is difficult to predict future transportation fuel costs. Changes in the price of oil, diesel fuel, and gasoline may reduce the economic advantages that our existing or potential customers may realize by using less expensive LNG fuel as an alternative to gasoline or diesel. Continuing volatility and uncertainty about fuel prices, combined with higher costs for natural gas vehicles, may cause potential customers to delay or reject converting their fleets to run on natural gas. In that event, our growth would be slowed and our business would suffer.

We depend upon one primary source for transportation of our natural gas feedstock supply to our plant.

Pipeline quality, natural gas feedstock for our plant is taken directly from an adjacent, natural gas trunk pipeline operated by El Paso Natural Gas. Any extended disruption in the operations of this pipeline, or our relationship with the operator, could have a material adverse effect on our business. Our plant site is leased from El Paso through December 14, 2020. Failure to maintain this lease agreement in good standing could have a material adverse effect on our business.

Our business is dependent upon the operation of a single natural gas liquefaction plant.

Our ability to supply our customers with LNG is dependent primarily upon the continuing availability of supply of LNG produced by our Topock, AZ facility. Our plant is comprised of numerous, expensive capital components that may fail, require replacement, or substantial and/or extraordinary maintenance. Such occurrences could result in the requirement to spend substantial capital or could also remove the plant from service for lengthy periods, either of which could have a material adverse effect on our business. Any material interruption in that supply could have a material adverse affect on our business.

Our ability to supply LNG to new and existing customers is restricted by limited production of LNG and by our ability to source LNG near our target markets, without interruption.

Production of LNG in the United States is fragmented. LNG is produced at a variety of smaller natural gas plants around the United States as well as at larger plants where it is a byproduct of their primary production process. It may become difficult for us to obtain additional LNG without interruption and near our current or target markets at competitive prices. If our LNG liquefaction plant, or any of those from which we purchase LNG, are damaged by severe weather, earthquake, terrorist attack, or other natural disaster, or otherwise experiences prolonged downtime, our LNG supply will be restricted. If we are unable to supply enough of our own LNG or purchase it from third parties to meet existing customer demand, we may be liable to our customers for penalties. We may be at a competitive disadvantage with respect to our ability to purchase sufficient supplies of natural gas relative to our competition which could offer us competition or take advantage of economic bargains from suppliers that may be unavailable to us. An LNG supply interruption would also limit our ability to expand LNG sales to new customers, which would hinder our growth. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG to our customers from distant locations, our operating margins will decrease on those sales.

The inherent risk of certain of our long-term supply contracts.

In several cases, we are committed to sell LNG to customers pursuant to long-term supply contracts that contain substantial penalties for failure to perform. Circumstances which preclude us from meeting our commitments under these contracts could arise, and could result significant unforeseen expenses that could have a material adverse effect on our business. One major long-term supply contract that accounted for approximately 23% of our 2009 sales volume is scheduled to expire in May 2013. It was renegotiated in August 2009 to provide for commodity index based pricing and absorption of freight costs, but still obligates us to sell LNG at a lower margin than most of our other customer pricing.

If we do not have effective futures contracts in place, increases in natural gas prices may result in sales of fuel at a loss.

During the year ended December 31, 2009, we sold and delivered approximately 15.5% of our total LNG under contracts that provided a fixed price or a price cap to our customers, substantially all of which related to a customer contract that expired effective June 30, 2009. We may, in the future, be required by our customers to enter into fixed price contracts. At any given time, the market price of natural gas may rise and our obligations to sell fuel under any such fixed price contracts may be at prices lower than our fuel purchase or production price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition. Our plan for 2010 is to selectively purchase futures contracts to hedge our exposure to variability related to our short-term index based and fixed price contracts. However, such contracts may not be available or we may not have sufficient financial resources to secure such contacts. If we are not economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers' contracts.

A decline in the value of our futures contracts may result in margin calls that would adversely impact our liquidity.

We are required to maintain a margin account to cover losses related to our natural gas futures contracts. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Payments we make to satisfy margin calls will reduce our cash reserves, adversely impact our liquidity and may also adversely impact our ability to expand our business. Moreover, if we are unable to satisfy the margin calls related to our futures contracts, our broker may sell these contracts to restore the margin requirement at a substantial loss to us. At December 31, 2009, we had approximately $181,000 on deposit related to our futures contracts.

Customer concentration risk related to sales.

As discussed under Item 1- “Description of Business” above, a significant portion of our sales is concentrated among a small number of customers. There is no assurance that any of these customers will continue to do business with the Company, and the loss of any of such customers could have a material adverse affect on our business. In addition, changes in general economic conditions may affect the ability of various governmental agencies to continue to pursue LNG programs, which could also have a material adverse effect on our business. We may encounter difficulties in implementing our business plan, due to the lower or a lack of estimated market growth and demand.

Commitment to Fund Creditors’ Trust.

As part of the Amended Plan, we committed to pay $450,000 to the creditors trust by no later than December 31, 2011. We expect to be able to fund this payment with certain ongoing and expected excise tax refunds that either we or our customers may receive in the future. While we are confident that we will be able to timely satisfy our commitment through our ongoing refund processes, we are obligated to fund this amount regardless of our success in processing refund claims.

We face numerous risks that are inherent in energy operations.

Our operations are subject to the hazards and risks inherent in the handling, transporting and processing of natural gas, as well as the more unique risks associated with LNG. Such risk include the encountering of unexpected pressures, explosions, fires, natural disasters, blowouts, cratering, and pipeline ruptures, as well as more specific risks related to the handling of extremely frigid liquids such as LNG. Energy related operations, such as ours, involve numerous financial, business, regulatory, environmental, operating and legal risks, the hazards of which could result in personal injuries, loss of life, business interruption environmental damage, and damage to our property and the property of others. To the extent that such risks result in incidents that are uninsurable, or exceed our insurance coverage, such incidents could have a material adverse effect upon our business.

Downturns in general economic and market conditions could materially and adversely affect our business.

The U.S. economy is in a significant downturn in general economic and market conditions, and may ultimately affect our specific customers and markets. As an example, we have recently noticed a trend with some of our transit customers of curtailment of routes and reductions of schedules, that may adversely impact our future business as the requirements for LNG fuel are reduced. Moreover, there is increasing uncertainty in the energy and technology markets attributed to many factors, such as international terrorism and strife, global economic conditions and strong competitive forces. Our future results of operations may experience substantial fluctuations from period to period as a consequence of these factors, and such conditions and other factors affecting capital spending may affect the decision of major customers or potential customers regarding procurement of new vehicles designed to use LNG. An economic downturn coupled with a decline in our revenues could adversely affect our ability meet our financial covenants, capital requirements, support our working capital requirements and growth objectives, raise new capital, maintain our existing financing arrangements, or otherwise adversely affect our business, financial condition, and results of operations. As a result, any economic downturns generally or in our markets specifically, would have a material adverse effect on our business, cash flows, financial condition, and results of operations.

The market in which our business competes is intensely competitive and actions by competitors could render our products and services less competitive, causing revenue and income to decline.

Our ability to compete depends on a number of factors outside of our control, including:

•	the prices at which others offer competitive products and services, including aggressive price competition and discounting;
•	large swings in the price of oil which will affect the price at which the Company can purchase fuel supplies;
•	the ability of competitors to undertake more extensive marketing campaigns;
•	the extent, if any, to which competitors develop proprietary tools that improve their ability to compete;
•	the extent of competitors’ responsiveness to customer needs;
•
the entry of integrated oil companies and natural gas utilities, which have far greater resources and brand awareness than we have, into the natural gas fuel market, could harm our business and prospects.

We must continually evolve and enhance our services to meet the changing needs of our customers or perspective customers, many of which are municipalities with strict bidding guidelines, or face the possibility of losing future business to competitors.

We are dependent on a limited number of key personnel.

We are dependent on a limited number of key personnel, and the loss of these individuals could harm our competitive position and financial performance. Our future success depends, to a significant extent, on the continued services of our key personnel, including our executive management, plant managers and other technical personnel. Competition for personnel throughout our industry is intense and we may be unable to retain our current management and staff or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current management and our staff or in attracting and motivating new personnel, plant managers, and technical personnel our business could be materially adversely affected.

Our growth depends in part on environmental regulations and programs mandating the use of cleaner burning fuels.

Our business depends in part on environmental regulations and programs in the United States that promote or mandate the use of cleaner burning fuels, including natural gas for vehicles. In particular, the Ports of Los Angeles and Long Beach have adopted the San Pedro Bay Ports Clean Air Action Plan, which, despite recent legal challenges, outlines a Clean Trucks Program that calls for the replacement of drayage trucks with trucks that meet certain clean truck standards. Furthermore, an extended economic recession may result in the delay, amendment, or waiver of environmental regulations related to the Clean Trucks Program due to the perception that they impose increased costs on the transportation industry that cannot be absorbed in a contracting economy. The delay, repeal, or modification of federal or state regulations or programs that encourage the use of cleaner vehicles could have a detrimental effect on the U.S. natural gas vehicle industry, which in turn, could slow our growth and adversely affect our business.

A reduction in tax and related government incentives for clean burning fuels incentives would increase the cost of natural gas fuel and vehicles for our customers and could significantly reduce our revenue.

Our business depends in part on tax credits, rebates and similar federal, state and local government incentives that promote the use of natural gas as a vehicle fuel in the United States. The federal excise tax credit of $0.50 per liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, expired on December 31, 2009. This tax credit program may or may not be renewed by Congress and may not be made retroactive to January 1, 2010. Based on the service relationship we have with our customers, either we or our customers have been able to claim the credit. The failure to extend the federal excise tax credit for natural gas, or the repeal of federal or state tax credits for the purchase of natural gas vehicles or natural gas fueling equipment, could have a detrimental effect on the natural gas vehicle industry, which, in turn, could adversely affect our business and results of operations. In addition, if grant funds were no longer available under existing government programs, the purchase of or conversion to natural gas vehicles and station construction could slow and our business and results of operations could be adversely affected. Any reduction in tax revenues associated with an economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction which could impair our ability to grow our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

To expand our business, we must develop new fleet customers and obtain and fulfill LNG fueling contracts from these customers. We cannot guarantee that we will be able to develop these customers or obtain these fueling contracts. Whether we will be able to expand our customer base will depend on a number of factors, including: the level of acceptance and availability of natural gas vehicles, the growth in our target markets of infrastructure that supports LNG sales and our ability to supply LNG at competitive prices. A decline in oil, diesel and gasoline prices could result in decreased interest in alternative fuels like LNG. In addition, gasoline and diesel fueling stations and service infrastructure are much more widely available in the United States. For natural gas vehicle fuels to achieve more widespread use in the United States and Canada, they will require the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, and our industry, as well as government and clean air groups, and we may face resistance from oil and other vehicle fuel companies. If our potential customers are unable to access credit to purchase natural gas vehicles it may make it difficult or impossible for them to invest in natural gas vehicle fleets, which would impair our ability to grow our business. Recent disruptions in the capital markets have materially reduced the availability of debt financing to support the purchase of LNG vehicles and investment in LNG infrastructure.

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

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel, electric or hybrid engines, demand for natural gas vehicles may decline and our business may suffer.

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

Arizona is part of the Western Climate Initiative to help combat climate change, that is seeking legislation to regulate and reduce greenhouse gas emissions. Any of these regulations, when and if implemented, may limit the emissions produced by our LNG production plant in Arizona and require that we obtain emissions credits or invest in costly emissions prevention technology. We cannot currently estimate the potential costs associated with federal or state regulation of emissions from our LNG plant and these unknown costs are not contemplated in the financial terms of our customer agreements. These unanticipated costs may have a negative impact on our financial performance and may impair our ability to fulfill customer contracts at an operating profit.

Risks Relating to our Stock

There has been a limited trading market for our common stock and no significant trading market.

There is currently no trading market for our common stock as our old common stock was removed from the OTCBB on the effective date of our emergence from bankruptcy and our application to list the new common stock on the OTCBB is currently pending. If and when our new common stock is approved for listing on the OTCBB, the quotation of our new common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market will exist. It is anticipated that there will be a limited trading market for the Company's common stock, particularly in light of the fact that only 1.5 million shares of new common stock (7.5% of the outstanding shares) will initially be free trading, and these shares are currently held in trust by the bankruptcy trustee for the PNG Ventures Creditor Trust, pending distribution upon completion of an accounting reconciliation and preference analysis by the trustee. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

If and when our new common stock is approved for listing on the OTCBB, the new common stock may not be actively traded, and the bid and asked prices for our new common stock on the OTCBB may fluctuate widely. This may be due, in part, to the fact that only 1.5 million shares of new common stock (7.5% of the outstanding shares) will initially be free trading, and these shares are currently held in trust by the bankruptcy trustee for the PNG Ventures Creditor Trust, pending distribution upon completion of an accounting reconciliation and preference analysis by the trustee. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

A majority of our stock is beneficially owned by Castlerigg and Medley who will be able to exert significant influence over our corporate decisions, including a change of control.

As of the Effective Date, Medley became the beneficial owner of approximately 66% of our outstanding common stock and Castlerigg became the beneficial owner of approximately 26.5% of our outstanding common stock. Consequently Medley individually or with Castlerigg, as a group, will be able to control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. Medley and/or Castlerigg may also have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our Company, could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company, or other business combination and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

The Shareholders’ Agreement we entered into with Castlerigg and Medley imposes significant restrictions on us.

On the Effective Date, we entered into a Shareholders’ Agreement with Medley and Castlerigg (the “Shareholders’ Agreement”) that imposes material restrictions on us. Pursuant to the Shareholders’ Agreement, each of Medley and Castlerigg has the right to nominate one director for election to the Company’s Board of Directors and each has agreed to vote its shares for the other’s nominee. We may not change the size of the Board or the number of directors required for a quorum without the consent of Medley and Castlerigg. In addition, we are required to obtain the approval of each of Medley and Castlerigg prior to undertaking certain actions, including, without limitation:

•	the hiring or firing of our senior executive officers;
•	pledging of any of our assets or creation of any liens;
•	making any changes in accounting methods or policies, or causing a change in our auditors;
•	amending our charter or bylaws in a manner that could reasonably be expected to be adverse to Medley or Castlerigg;
•	creating any committee of the Board of Directors;
•	issuance of any preferred stock or other stock with rights senior to the common shares issued to Medley and Castlerigg; and
•	any sales, mergers or business combinations involving the Company.

The Shareholders’ Agreement also provides that, if we have not been sold within four years of the Effective Date, then at any time upon the request of Medley or Castlerigg, we must retain a nationally recognized investment bank for the purpose of effecting a sale of the Company.

The Shareholders’ Agreement is to remain in effect until such time as Medley and Castlerigg own less than five (5%) percent of our outstanding shares. Thus, we may be significantly constrained by Medley and Castlerigg until they own less than five (5%) percent of our stock. Despite the ownership of a small minority of our shares, we will be caused to comply with the terms of the Shareholders’ Agreement, which will continue to render effective control of the Company to Medley and Castlerigg, including giving them the right to veto sales to third parties, or require us to implement a sale of our business by Medley or Castlerigg. This could have the effect of disenfranchising the holders of a majority of our shares.

The market price of our common stock may, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we could issue, if at all,  in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic business combinations with other companies, although no such plans are under consideration;

•	announcements of new acquisitions, increased capacity or other business initiatives by our competitors;
•	our ability to take advantage of new acquisitions or other business initiatives;
•	fluctuations in revenue and income from our operations;
•	changes in the market for natural gas commodities and/or in the capital markets generally;
•	changes in the demand for LNG, including changes resulting from the introduction or expansion of alternative fuels;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products available to the industry;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs
•	fluctuations in interest rates and the availability of capital in the capital markets;
•
significant sales of our common stock, including sales by the investors following the future registration of our shares of common stock issued in our bankruptcy restructuring and/or future investors in future offerings we expect to make to raise additional capital; and

•	the impact of a greater number of shares becoming freely tradable.

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

A stock is considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

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

We have never paid cash dividends to our shareholders and we do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court, and investors should not rely on such projections.

The projected financial information that we previously filed with the Bankruptcy Court in connection with the bankruptcy proceedings has not been incorporated by reference into this Report. Neither these projections nor our Disclosure Statement should be considered or relied on in connection with the purchase of our capital stock. We were required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Amended Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. This projected financial information was filed with the Bankruptcy Court as part of our Disclosure Statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results will vary from those contemplated by the projections for a variety of reasons, including our adoption of fresh-start accounting in accordance with the provisions of FASB Accounting Standards Codification tm (“ASC”) 852, “Reorganizations,” upon our emergence from Chapter 11 bankruptcy proceedings. Further, the projections were limited by the information available to us as of the date of the preparation of the projections. Therefore, variations from the projections may be material, and investors should not rely on such projections.

Because of the adoption of fresh-start accounting and the effects of the transactions contemplated by the Plan, financial information subsequent to March 24, 2010 will not be comparable to prior financial information.

Upon our emergence from Chapter 11 bankruptcy proceedings, we will adopt fresh-start accounting in accordance with the provisions of ASC 852, pursuant to which our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” Assets have been adjusted to fair market values, effective as of December 31, 2009, with property, plant and equipment reduced by the amount of approximately $8.1 million. Liabilities, other than deferred taxes, will be recorded at the present value of amounts expected to be paid as of the Effective Date. In addition, under fresh-start accounting, common stock, retained deficit and accumulated other comprehensive loss will be eliminated. Our consolidated financial statements will also reflect all of the transactions contemplated by the Plan. Accordingly, our consolidated statements of financial position and consolidated statements of operations subsequent to March 24, 2010, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to March 24, 2010. Areas where accounts will not be comparable include depreciation, property, plant and equipment, total liabilities and interest expense. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

Our emergence from Chapter 11 bankruptcy proceedings may limit our ability to offset future U.S. taxable income with tax losses and credits incurred prior to emergence from Chapter 11 bankruptcy proceedings.

In connection with our emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our U.S. net operating loss, capital loss and tax credit carryforwards (collectively, the “Tax Attributes”). However, Internal Revenue Code (“IRC”) Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. Our emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish our Tax Attributes.

Operating Risks related to our emergence from Chapter 11

In light of our recent emergence from Bankruptcy, we will be exposed to certain enhanced operational risks for the near-term, including:

•	our ability to obtain and maintain normal terms with vendors, service providers, and leaseholders;
•	our ability to maintain contracts that are critical to our operations;
•	the potential adverse impact of the Chapter 11 case on our liquidity, cost of capital or results of operations;
•	our ability to fund and execute our business plan;
•	our ability to attract, motivate and/or retain key executives and associates;
•	our ability to attract and retain customers; and
•	statements of assumption underlying any of the foregoing.

Item 1B.                      Unresolved Staff Comments

None.

Item 2.       Description of Property.

The Company’s Topock, Arizona facility is an operating, natural-gas liquefaction plant located in Arizona near the Arizona-California state line and is owned by the Company. It has insulated storage tanks, kept above ground and serves metropolitan markets in the western United States and northern Mexico. The plant’s natural gas feedstock is supplied by an El Paso natural gas pipeline located immediately adjacent to the Company’s facility. The facility is physically located on approximately 1.882 acres of land leased from El Paso. The lease expires on December 14, 2020. We also own: (i) a fleet of 24 specialty cryogenic tank trailers which are used to transport LNG from our plant site to customer sites; and (ii) one public LNG fueling station from which we sell LNG and CNG at retail to the public.

Our principal executive offices are located at 5310 Harvest Hill Road, Suite 229, Dallas Texas 75230. This operating lease covers 2,200 sq ft of office space and expires on April 30, 2010. We expect to renew this lease on a month to month basis after that date or relocate to another suitable facility.

Item 3.	Legal Proceedings.

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

On our March 24, 2010 Effective Date, under the Amended Plan, all of our all of our existing equity was eliminated, including all options, warrants and other convertible securities that were linked to our existing equity. On the

Effective Date, we issued 20,000,000 shares of new common stock of the reorganized company. We have currently applied to the Over-the-Counter Bulletin Board (the “OTCBB”) for listing and trading and expect to be approved for listing and authorized for trading by the OTCBB soon. Prior to the Effective Date, our pre-emergence common stock was quoted on the OTCBB under the symbol PNGXQ.OB. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices of our pre-emergence common stock. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2008	0.35	0.15
June 30, 2008	4.7	0.15
September 30, 2008	10.5	2.0
December 31, 2008	5.0	1.0
March 31, 2009	7.0	0.51
June 30, 2009	1.45	0.01
September 30, 2009	1.05	0.01
December 31, 2009	0.03	0.01

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. In addition, the Senior Credit Facility between the Company, Medley and Castlerigg restricts our ability to pay dividends.

We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Holders

As of April 12, 2010, there were approximately 30 beneficial shareholders of our new common stock; consisting of Medley, Castlerigg and the holders of unsecured and allowed claims that will ultimately receive their pro rata portion of the 1,500,000 shares presently being held in the PNG Ventures Creditor Trust.

Issuance of Unregistered Securities.

The issuance of the new common stock to the unsecured creditors pursuant to the Amended Plan is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code. The issuance of the new common stock to Medley and Castlerigg pursuant to the Amended Plan is exempt from registration under section 4(2) of the Securities Act of 1933, as amended.

Subject to applicable SEC limitations upon the resale of restricted securities, we anticipate that the reorganized common stock will trade on the Over-the-Counter Bulletin Board.  The 1.5 million shares of reorganized common stock allocable to holders of allowed general unsecured claims are currently held by the bankruptcy trustee for the PNG Ventures Creditor Trust, pending distribution upon completion of an accounting reconciliation and preference analysis by the trustee.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. We believe that the statements in this annual report on Form 10-K that we make regarding the following matters, by their nature, are forward-looking.  Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our leadership position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; our ability to obtain waivers for breach of covenants; access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing; all of such objectives, estimates, intentions and plans being subject to our ability to execute on our plans in light of our recent emergence from Bankruptcy, and subject to the substantial limitations we are subject to under our Senior Credit Facility and the Shareholders’ Agreement with Medley and Castlerigg. Other factors include our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing, as well as other factors set forth herein under the caption "Risk Factors" in this Annual Report on Form 10-K, and in other filings with the SEC. Any or all of such factors could cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors can affect the value of our assets and common stock and/or other equity securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in our securities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

Our forward-looking statement qualifications also apply to certain estimated pro forma balance sheet data provided which is intended to take into account the impact of our emergence from Bankruptcy. As well, in connection with the Chapter 11 bankruptcy proceedings, we were required to prepare and file with the Bankruptcy Court (as a matter of public record), projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. Neither these projections nor our Disclosure Statement should be considered or relied on in connection with the purchase of our capital stock. Our actual results will vary from those contemplated by the projections filed with the Bankruptcy Court. See Item 1A, “Risk Factors — Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings.” Furthermore, any information contained within this Report as it discusses the Plan and our Disclosure statement, is for informational purposes only and is not a solicitation of any type, nor an offer to sell or a solicitation of an offer to purchase any of our securities.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best, present assessment of our management.

Overview

Prior to June 30, 2008, the Company had been a development-stage business seeking to acquire or develop one or more profitable business opportunities. On June 30, 2008, we entered into and completed an acquisition pursuant  to the Share Exchange transaction with EBOF and its wholly owned subsidiary, Earth LNG, Inc, (“ELNG”), as sellers (the Predecessor Entity),  along with its wholly owned subsidiary, New Earth LNG, LLC, (“New ELNG”), pursuant to which we acquired 100% ownership of New ELNG from ELNG in exchange for the issuance to EBOF of 7,000,000 shares of our common stock (“Exchange Shares”), and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”).  Principally all of the Exchange Shares were subsequently transferred by EBOF to the holders of EBOF notes upon the exercise of exchange rights granted in conjunction with the Share Exchange. Exercise of the exchange rights resulted in the cancellation of up to $70 million of the EBOF notes and the acquisition of a majority ownership in the outstanding Company shares by the former EBOF note holders. Prior to transfer, the Exchange Shares were covered by an irrevocable proxy in favor of the largest holder of the EBOF notes. The irrevocable proxy granted full voting rights to the EBOF note holder and restricted EBOF’s ability to transfer or assign the Exchange Shares. Other share issuances related to the acquisition included shares issued to other creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 1.1 million shares escrowed to extinguish certain other debts assumed in the acquisition.

As a result of the Share Exchange, we acquired, among other things, a Topock, Arizona liquefied natural gas production facility, and its related distribution and sales businesses, all of which are held and operated by New ELNG’s subsidiaries as described below.

As the Share Exchange resulted in a change of control in which third parties unrelated to EBOF acquired control of the majority of our pre-petition shares outstanding and control of our operations, management, and Board of Directors, we accounted for the Share Exchange under the purchase accounting method. The acquisition resulted in a new reporting entity for accounting purposes that is referred to as the “Successor Entity” in the accompanying consolidated financial statements. The “Predecessor Entity” includes the financial statements of ELNG under prior management and is not comparable due to the new basis of accounting. Accordingly, the consolidated financial statements presented for the six months ended June 30, 2008 represent the Predecessor Entity. The consolidated financial statements presented for the six months ended December 31, 2008, and as of and for the year ended December 31, 2009 represent the Successor Entity.

After giving effect to the Exchange Agreement, (i) New ELNG became our wholly-owned subsidiary, and (ii) we succeeded to the Arizona-based liquid natural gas operations, which is currently our sole business. We accounted for the acquisition of the LNG business as a purchase. Prior to the Share Exchange, ELNG had transferred to New ELNG all right and marketable title to the membership interests of Applied LNG Technologies USA, LLC and Arizona LNG, L.L.C. and all of their other assets (other than receivables from EBOF and other subsidiaries of EBOF), which, together, comprise our west coast  LNG business (the “LNG Business”).

In all, the subsidiaries of New ELNG, which are now owned by us as a result of the Share Exchange (the Successor Entity), include Arizona LNG, L.L.C., a Nevada limited liability company (“Arizona LNG”), which owns the Topock, Arizona plant, Applied LNG Technologies, L.L.C., a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, Fleet Star, Inc., a Delaware corporation (“Fleet Star”) and Earth Leasing, Inc., a Texas corporation f/k/a Alternative Dual Fuels, Inc. (“Earth Leasing”).   Currently, our primary asset is an LNG processing facility and related equipment located in Topock, Arizona.

Voluntary Reorganization under Chapter 11

Following the Share Exchange, our liquidity and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the Share Exchange. In the Share Exchange, we also inherited certain predecessor litigation claims, as well as certain non-economic contracts; which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered as Case No. 09-13162. From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we successfully closed on a series of restructuring transactions contemplated by the Amended Plan and we emerged from Chapter 11 bankruptcy proceedings.

On the Effective Date, and in complete satisfaction of all pre-petition claims: (i) Medley Capital, as agent for Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note (included within our Senior Credit Facility), accruing interest at 10% per annum, and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company;  (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Amended Plan (inclusive of $250,000 advanced prior to confirmation), in return for which it received a $5.5 million senior secured four year term note (included within our Senior Credit Facility), accruing interest at 10% per annum, a $250,000 senior secured short-term note (also included within our Senior Credit Facility), and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company  received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness will receive, a pro rata share (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), of a $750,000 creditor fund, a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

Current Business

Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, principally LNG, as a vehicle fuel and to build our competitive position as that market expands.

We sell substantially all of our LNG to municipal, other governmental agency, and commercial fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to industrial customers for non-vehicle use. Our customers are located in the western United States and northern Mexico. Typical customer fleet applications include city and regional buses, garbage collection and hauling trucks, heavy-duty tractors, port drayage trucks, and industrial manufacturing applications. Currently, one of the largest markets in the U.S. for clean, vehicle-grade LNG is Southern California and surrounding areas. This market has been the focus of Applied LNG’s efforts for over ten years. In recent years, various governmental agencies in California, Arizona and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such a LNG. We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (99% methane gas), equipment storage, fuel dispensing equipment and fuel loading facilities. We own one public LNG fueling station from which we sell LNG at retail to the public. We are generally known in the marketplace as “Applied LNG” or “ALT”. Our sales are based on supply contracts that are normally on a commodity “index-plus” basis, although we also occasionally may enter into fixed-price contracts. The “index-plus” contracts typically contain contract pricing provisions that reset periodically (typically each month) according to the applicable natural gas monthly pricing index.

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include consolidated balance sheets as of December 31, 2009 and 2008, and consolidated statement of operations, a consolidated statement of shareholders’ equity (deficit) and a consolidated statement of cash flows as of and for the year ended December 31, 2009. The financial statements include a consolidated statement of operations and a consolidated statement of cash flows for the six-month period ended December 31, 2008, and a consolidated statement of operations and consolidated statement of cash flows for the Predecessor Entity, for the six months ended June 30, 2008. The Predecessor’s financial statements have been prepared in accordance with generally accepted accounting principles in the United States from the historical accounting records of Earth LNG, Inc. and are presented on a historical basis until June 30, 2008, the date of the Share Exchange.
For purposes of this management’s discussion and analysis, we are not including analysis with respect to the comparative balance sheets since, in management’s view, such comparison is no longer meaningful  because of the recent confirmation of the Amended Plan.

For purposes of the comparisons of operations, operating data for the year ended December 31, 2009 is being compared to data for the full year of 2008. The 2008 data represents the mathematical addition of the results for the Predecessor Entity for the period January 1, 2008 to June 30, 2008 and for the Company for the period July 1, 2008 to December 31, 2008, and is presented, in the table below, as “combined” December 31, 2008 data. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statement of operations data for such periods. Additionally, “combined” December 31, 2008 data is compared to the results of operations for the Predecessor Entity for the year ended December 31, 2007.

Year Ended December 31, 2009 compared to December 31, 2008 (as defined):

	December 31, 2009	Combined December 31, 2008
Statement of Operations Data:
Revenue	$22,192	$31,903
Production costs	14,593	26,314
Compensation	2,181	1,490
Other selling, general and administrative expenses	4,465	3,576
Depreciation	2,427	1,895
Operating income	(1,474)	(1,372)
Interest expense, net	(4,896)	(6,821)
Other income (expenses)	(6,749)	372
Net loss before reorganization items	(12,690)	(7,821)
Net loss before income taxes	(13,119)	(7,821)
Net Loss	$(13,119)	$(7,821)

Revenue.  Total revenue for 2009 decreased $9.7 million, or 30%, to approximately $22.2 million from approximately $31.9 million in 2008. The decrease in total revenues is principally due to a 30% decrease in the average sales price of LNG and a 5% decrease in the volume of LNG sold. The volume of LNG sold during 2009 and 2008 was approximately 22.9 and 24.1 million gallons, respectively. The decline in volume is attributable principally to the loss of a major customer effective July 1, 2009. The Topock plant contributed 90% and 92% of these volumes, respectively. The remaining volumes were provided from third party suppliers located in other areas of the country.

Production Costs.   The types of expenses included in the production costs line item include the cost of natural gas, transportation charges, purchasing and receiving costs, terminal fees for storage and loading. Our production costs excludes depreciation, amortization, and compensation related to the production of LNG. Cost of sales in 2009 decreased $11.7 million, or 45%, to approximately $14.6 million from approximately $26.3 million for 2008. Production costs are mainly affected by the cost of natural gas prices, and volumes sold, with the decrease being attributed to both a decline in the volume of LNG sold in 2009 and to generally lower prices for natural gas.

Compensation Expenses.  Compensation expenses increased from approximately $1.5 million in 2008 to $2.2 million in 2009. Virtually all of this increase occurred subsequent to the June 30, 2008 Share Exchange, and is associated with increased staffing, related principally to the separation of the LNG Business from the Predecessor Entity.

Other Selling, General and Administrative Expenses.  The types of expenses included in other selling, general and administrative expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses during 2009 increased approximately $0.9 million, or approximately 25% higher than the level of 2008. Expenses that increased in 2009 include repairs and maintenance and plant operating costs, much of which relates to enhanced repair and maintenance programs directed toward the Plant that have been initiated since the Share Exchange. Other areas of increase include professional services, insurance costs, and other miscellaneous expenses, virtually all of which relate to increased expenditures related to sales and marketing efforts, and expenses incurred to defend and/or prosecute various litigation matters.

Interest Expenses.  Interest expenses would have increased by approximately $0.5 million in 2009; however, as required by ASC 852.10, the Company suspended accrual of interest expense and amortization of loan discounts and related prepaid costs after the Petition Date. The total unaccrued interest expense from that date to December 31, 2009 is approximately $2.4 million. Total interest bearing debt averaged approximately $42.8 million during 2009, compared to $29.5 million during 2008. In addition, interest expense includes non-cash amortization debt discount for the year ended December 31, 2009 and 2008 of $86,713 and $144,294, respectively, which reflected the suspension of amortization on the Petition Date.

Other Income (expense). Other income and expense reflects a write-down of $8.0 million to reduce the carrying values of the Company’s assets to estimated fair market value as supported by an independent appraisal completed in the 4th quarter of 2009, and partially offset by $1.3 million of income derived from the settlement of certain debts, as more fully described in Note 7 to the consolidated financial statements.

Restructuring Costs. Restructuring costs incurred in connection with the Bankruptcy proceeding were $429,167 for the year ended December 31, 2009. As required by ASC 852.10, the Company has expensed these costs as incurred and recorded them as a separate line item in the statement of operations.

Year Ended December 31, 2008 (as defined) compared to December 31, 2007:

	Combined December 31, 2008	Predecessor December 31, 2007
Statement of Operations Data:
Revenue	$31,903	$26,068
Cost of sales	26,314	20,876
Gross profit	5,589	5,192
Compensation	1,490	992
Other selling, general and administrative expenses	3,576	2,363
Depreciation	1,895	1,734
Operating income	(1,372)	103
Interest expense, net	(6,821)	(3,519)
Other income (expenses)	372	(219)
Net loss before income tax provision	(7,821)	(3,635)
Net Loss	$(7,821)	$(5,276)

Revenue.  Total revenue for 2008 increased $5.8 million, or 22%, to approximately $31.9 million from approximately $26.1 million in 2007. The increase in total revenues is due almost entirely to an approximate 21% increase in the average sales price of LNG, due principally to generally higher prices for natural gas. The volume of LNG sold during each of 2008 and 2007 was 24.1 million gallons, with the Topock plant contributing 92% and 97% of these volumes, respectively. The remaining volumes were provided from LNG production facilities located in other areas of the country.

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

Liquidity and Capital Resources

Net cash used by operating activities was approximately $ 1.968 million during the year ended December 31, 2009 compared to net cash used by operating activities of $1.0 million during the last half of 2008. Much of the cash consumed in the operation during the last half of 2008 can be attributed to sales growth (increase in receivables), and improvements in the Company’s aging of accounts payable. Management believes that operating activities are substantially more stable now than at the closing of the Share Exchange, and expects that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during 2009 and the last half of 2008 were approximately $3.2 million and $0.4 million, respectively. Approximately $2 million of the 2009 amount was for the purchase of new LNG cryogenic transport trailers, with the remainder of the amount spent in 2009, and virtually all of the amount spent in 2008 applied to improvements at the Topock plant. The nature of the LNG Plant is such that continued annual capital investments will be required in order to maintain the plant at peak operating performance. Management estimates that such annual expenditures will continue to fall in the annual range of $0.5 million to $1.0 million.

As a result of the recent Confirmation of the Plan, and closing of financing transactions contemplated by the Plan, the Company’s liquidity and capital structures have changed substantially as of the Effective Date. Based upon the estimated, pro-forma December 31, 2009 balance sheet included with the Company’s financial statements (see Note 13 to the Consolidated Financial Statements included within this Annual Report on Form 10-K.), certain key liquidity elements are summarized below (in thousands):

Total Cash	$914
Current Assets	$3,555
Current Liabilities	$1,959
Working Capital	$1,596
Long-term Debt	$16,349
Shareholder’s equity	$11,405

Total Common Shares Outstanding	20,000,000

Please note that the Pro-Forma Balance Sheet presentation is preliminary, and subject to possible changes and modifications. The actual effect of the Plan and related transactions will be reported by the Company on its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Henceforth, the Company's primary sources of liquidity are expected to include cash flows from operations and existing cash and cash equivalents. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

Our liquidity and results of operations will, for the foreseeable future, be affected by our level of fixed and variable indebtedness, as well as commitments under our Amended Plan. On the Effective Date, we secured from Castlerigg $8,325,000 of financing (inclusive of $250,000 advanced prior to the Effective Date) to fund implementation of the Amended Plan. $5.5 million of this funding was applied to reduce our outstanding commitment to Medley. $750,000 was used to fund a creditor trust for unsecured pre-petition claims; approximately $1 million was used or accrued to fund our expenses of the Bankruptcy; and the balance of approximately $500,000 will fund the Company’s working capital. In addition, the Company has committed by December 31, 2011, to fund the creditor trust with at least $450,000 from certain excise tax refunds that the Company expects to receive over the next twelve months.

As we emerged from Bankruptcy, we will be operating subject to a revolving line of credit and Senior Credit Facility, as described below.

Our Senior Credit Facility

On the Effective Date, we entered into a Credit Agreement (the “Senior Credit Facility”) with Medley, as lender and agent, and Castlerigg, as lender. The Senior Credit Facility provides for a senior secured term loan facility in the principal amount of $15,550,000 million, consisting of a $9.8 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.5 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”).

Borrowings under the Senior Credit Facility accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date shall be paid-in-kind and added to the principal amount of the Medley Loan and Castlerigg Loan on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis. Interest accrued on the Castlerigg Short Term Loan, along with principal installments of $25,000, shall be paid to Castlerigg on a monthly basis from the Effective Date until the maturity of the Castlerigg Short Term Loan.

Pursuant to a Guarantee and Collateral Agreement (the “Collateral Agreement”), the obligations under the Senior Credit Facility are guaranteed by all of our subsidiaries (the “Guarantors”) and are secured by a first priority security interest in substantially all of our assets and the assets of the Guarantors, now existing or hereafter acquired (excluding accounts receivable and inventory of certain of our subsidiaries) (collectively, the "Greenfield Collateral") as to which Greenfield has a senior secured interest), and a second priority security interest in the Greenfield Collateral.  In addition, the Medley Loan and Castlerigg Loan (including the Castlerigg Short Term Loan) are secured by a first priority security interest and a second priority security interest, respectively, in our existing fleet of twenty four (24) cryogenic trailers. The obligations under the Senior Credit Facility are also secured by a pledge of the equity interests of the subsidiaries of the Company and each Guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries.

The Senior Credit Facility contains covenants that will limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business. In addition, the Senior Credit Facility requires us to pay all reasonable out of pocket costs and expenses of each lender, which amounts, if not paid on the Effective Date, can be added to the principal amount of the Medley Loan and Castlerigg Loan.

The Senior Credit Facility also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The Senior Credit Facility contains a variety of events of default which are typical for transactions of this type, including the following events:

•	failure to pay amounts due under the Senior Credit Facility;
•	a breach of any representation or warranty contained in the Senior Credit Facility or related documents;
•	failure to comply with or perform certain covenants under the Senior Credit Facility;
•	the insolvency of us or our subsidiaries;
•	a termination or default under our Intercreditor Agreement with Greenfield, or
•	any change of control of our outstanding shares.

The Senior Credit Facility also contains certain financial covenants as summarized as follows:

•	fixed charge coverage ratio of 0.6:1 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and 1.2:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $350,000 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and $600,000 for all subsequent quarters; and

•	Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter.

Our Revolving Credit Facility

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”), effective April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at the Effective Date), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during 2009 associated with this facility was approximately 28.4%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of the Effective Date, the balance outstanding on this note was $314,502.

The Company believes that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under its revolving credit facility will be sufficient to meet the near term requirements of our operations. However, on a longer term basis, the Company will need additional capital to expand its business operations and increase LNG production capacity. Pending whatever consents may be required under our Senior Credit Facility and our Shareholders’ Agreement, we intend to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require the Company to expand is marketing efforts, as well as its current area of geographic operations. This growth strategy will require additional equity and/or debt capital to fund both capital and operating requirements. While management believes that equity capital to fund growth may be available, there is no assurance that such capital can be secured.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the natural gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, the location of our natural gas properties and prices of natural gas on the commodities markets (which could impact the amount of financing available to us), the loss of key management and our need to obtain consents from Medley and Castlerigg under the Senior Credit Facility and Shareholders’ Agreement.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

The success of our operations and business growth and expansion strategy depends upon our ability to raise additional equity and debt financing and our ability to generate sufficient cash flow from operations. We expect to continue to devote capital resources to fund our business plan. In order to support the initiatives envisioned in our business plan, we intend to raise additional funds through the sale of equity, debt or a combination of the two. Our operating performance and ability to raise additional financing depends on many factors beyond our control, including the prevailing economic conditions, state of the capital markets, the market price of our common stock and other risks and uncertainties including the prices of natural gas and our dependence on key suppliers and adverse changes in governmental incentives and governmental regulation. We might not have access to the funding required for the expansion of our business or such funding might not be available to us on acceptable terms. We might finance the expansion of our business with additional indebtedness or by issuing additional equity securities. The amount of any additional indebtedness could be substantial. We could face financial risks associated with incurring additional indebtedness, such as reducing our liquidity and access to financial markets and increasing the amount of cash flow required to service our debt, or associated with issuing additional stock, such as dilution of ownership and earnings. An increase in our debt could decrease the amount of funds available for our growth strategy, thereby making it more challenging to implement our strategy in a timely manner, or at all. If future cash flows and capital resources are insufficient to meet our debt obligations and commitments, we may be forced to reduce or delay activities and capital expenditures, obtain additional equity capital or debt financing. In the event that we are unable to do so, we may be left without sufficient liquidity and we may not be able to continue operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

Recent Accounting Pronouncements:

On April 9, 2009, the FASB adopted three new guidelines under the so-called mark-to-market accounting rule, addressing concerns over the application of fair value accounting standards given the current market conditions. We adopted all three guidance standards effective June 30, 2009.

The first, ASC 820 (FSP FAS 157-4), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” allows companies to value assets at what they would sell for in an “orderly” sale, as opposed to a forced or distressed sale. This includes certain hard-to-value troubled mortgages, corporate loans, and consumer loans. The new rule establishes a process, by which companies look at several factors and use their judgment to decide whether a formerly active market has become inactive. If found to be inactive, a company must then determine if broker quotes, observed prices, or a discounted cash flow analysis indicate distressed transactions. The adoption of FSB FAS 157-4 had no effect on our financial position, results of operations or financial statement disclosures.

The second, ASC 320 (FSP FAS 115-2) and ASC 958 (FAS 124-2), “Recognition and Presentation of Other-Than-Temporary Impairments” (“OTTI”), changes the way companies are calculating OTTI for debt securities. Under ASC 320  and ASC 958, recognition of OTTI is based on management’s assertion it does not have the intent to sell the debt instrument and it is more likely than not it will not have to sell the debt instrument before recovery of its cost basis. As such, when adjusting the debt instrument to fair value on the company’s balance sheet, the credit component of an other-than-temporary impairment of a debt security will be recorded through earnings and the remaining portion in other comprehensive income. The credit portion of the change in fair value of the debt security is measured on the basis of an entity’s estimate of the decrease in expected cash flows. The adoption of ASC 320 and ASC 958 had no effect on our financial position, results of operations or financial statement disclosures.

The third, ASC 825 (FSP FAS 107-1) and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” increases the frequency of disclosures that provide qualitative and quantitative information about fair value estimates for financial instruments not currently measured on the balance sheet at fair value. The FSP now requires disclosures typically only reported in annual report to be included in the quarterly reports. The FSP does not require any new disclosures related to fair value estimates. The adoption of ASC 825 and APB 28-1 had no effect on our financial position, results of operations or financial statement disclosures.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of ASC 855 effective June 30, 2009, as amended on February 24, 2010. In accordance with the provisions of ASC 855, we have evaluated events subsequent to December 31, 2009  through the report date, the date these financial statements were issued in this report on Form 10-K for the period ended December 31, 2009.

In June 2009, the FASB issued ASC 810. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. The adoption of ASC 810 had no effect on our financial position, results of operations or financial statement disclosures.

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

The information required by this item is set forth on pages F-1 through F-26 of this report.

Item 9.                                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

As of December 31, 2009, we carried out the evaluation of the effectiveness of our disclosure controls and procedures as required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

This conclusion was based, in part, upon the nature of our business, which is characterized by a relatively low volume of routine and non-complex transactions. The design of our disclosure controls and procedures includes the scrutiny by the Chief Executive Officer, Principal Accounting Officer and other key employees throughout the reporting period, of operating results in the context of their involvement in and comprehensive knowledge of operations, contract negotiations; involvement in the management of the business and understanding of the impact of disclosures. Such controls and procedures are supplemented and enhanced by internal review and closing procedures that were implemented as part of the interim and year-end financial statement preparation process. We believe that the involvement and scrutiny of management and other key personnel provides an adequate compensating control for deficiencies in internal controls, if any, elsewhere in the process of financial reporting.

Management’s Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria we established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was not effective at December 31, 2009 due to the existence of a material weakness in our internal controls.

In its evaluation, management considered whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements. In its evaluation, management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

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

Management also evaluated whether it has implemented and documented controls that adequately address the risk that a material misstatement of the financial statements would not be prevented or detected in a timely manner. In this regard, management undertook a top-down, risk-based approach to this evaluation, including an evaluation of entity-level controls in assessing financial reporting risks and the adequacy of controls. In its evaluation, management focused on those controls that are needed to adequately address the risk of a material misstatement of its financial statements.

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

A deficiency in the design of internal control over financial reporting exists when (a) necessary controls are missing or (b) existing controls are not properly designed so that, even if the control operates as designed, the financial reporting risks would not be addressed. Further, such controls should be adequately documented such that the application of such controls can be periodically reviewed, applied consistently, and tested via audit procedures.

It became apparent to the Company during its assessment that the Company did not maintain adequate documentation of established controls, as of December 31, 2009. Nevertheless, the Company clearly recognizes the importance of implementing and maintaining disclosure controls and procedures and internal control over financial reporting and is working to implement a more effective system of controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that we have the following material weakness in our internal control over financial reporting as of December 31, 2009, which has been disclosed to, and reviewed with, our independent auditor.

Lack of documentation regarding internal controls over financial reporting.

Although the Company maintains numerous internal controls over financial reporting, the level of documentation for such controls is inadequate. This heightens the possibility that existing controls may not be applied consistently and properly. As a result such controls could malfunction, and a material misstatement in the annual or interim consolidated financial statements may not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.

Implemented or Planned Remedial Actions of the Material Weakness.

In order to address the internal control weakness, management has begun and continues to implement a number of changes, that include substantially more documentation of internal control procedures and processes, additional segregation of duties, and compensating controls, including more frequent and enhanced internal reporting, enhanced accountability at all levels and is moving forward to address its control and documentation issues resulting from limited staff. In addition, management intends to implement an internal program designed to test the effectiveness of its internal control over financial reporting.

As of December 31, 2008, we had reported a deficiency in respect of lacking a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements. We believe that we have remedied this deficiency by hiring additional key staff as follows:

•
As of February 16, 2009, Cem Hacioglu was appointed as President and Chief Executive Officer of the Company. His appointment strengthens the overall management of the Company, including its financial management qualifications and expertise.

•      On September 8, 2009, Richard Rychlik was appointed Vice President and Principal Accounting Officer. This appointment further strengthened the overall management of the Company, particularly its financial and accounting management expertise.

This annual report does not, and is not required to include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
W. Phillip Marcum	66	Director and Chairman since August 19, 2008
Cem Hacioglu	39	Director, since August 20, 2008; President and Chief Executive Officer since February 16, 2009
Matthew Pliskin	33	Director, since August 20, 2008 (designee of Castlerigg)
John F. Levy	54	Director, since November 21, 2008
Corey B. Davis	38	Director, since November 21, 2008
Kevin P. Collins	59	Director, since November 21, 2008
Tom Quimby	33	Director, since March 24, 2010 (designee of Medley)
Richard Rychlik	54	Vice President, Principal Accounting Officer, since September 8, 2009

Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: the energy related industry sectors, accounting and finance, strategic planning; public company practices and trading markets, matters of corporate governance, and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. In addition, length of service on our Board has provided several directors with significant exposure to both our business and our industry in which we compete. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

W. Phillip Marcum, Director and Chairman of the Board

Since 2007, Mr. Marcum has served as a principal of MG Advisors, LLC. From 1991 until 2007, Mr. Marcum co-founded and served as Chairman of the Board, President, and Chief Executive Officer of Metretek Technologies, Inc. (now known as PowerSecure International, Inc.), an energy management company. Mr. Marcum holds a B.B.A. from Texas Tech University. Mr. Marcum also currently serves as Chairman of the Board and as a director of ADA-ES, Inc., a publicly traded environmental technology company, and as a director for Key Energy Services, Inc., a well servicing company. As a result of these and other professional experiences, Mr. Marcum possesses particular knowledge and experience in the energy sector, strategic planning, finance, as well as of public company practice and governance, each of which strengthen the Board’s collective qualifications, skills, and experience.

Cem Hacioglu, President, Chief Executive Officer, and Director

Mr. Hacioglu joined the Company as President and CEO on February 16, 2009. From May 2005 to February 2009, Mr. Hacioglu was a co-portfolio manager of the direct investment group of Sandell Asset Management Corp. (“Sandell”), an affiliate of Castlerigg. Prior to May 2005, Mr. Hacioglu worked as a Portfolio Manager at Millennium Partners where he helped manage Millennium’s direct investment portfolio. Prior to joining Millennium Partners, Mr. Hacioglu was a Vice President at Fletcher Asset Management, an associate in the Private Equity Placements Group at Merrill Lynch and an analyst at the World Bank. Mr. Hacioglu earned his B.S. Degree in Economics from the United States Military Academy, West Point, and his M.B.A. in Financial Management from the MIT Sloan School of Management. As a result of these and other professional experiences, Mr. Hacioglu possesses particular knowledge and experience in matters of corporate finance, public company governance and operations, and the operation of the public securities’ markets, each of which strengthen the Board’s collective qualifications, skills, and experience.

Matthew Pliskin, Director

Since May 2005, Mr. Pliskin has been a portfolio manager at Sandell, an affiliate of Castlerigg. Prior to May 2005, Mr. Pliskin was an Investment Analyst and Trader at Millennium Partners where he managed the direct investment portfolio of over $300 million. Before joining Millennium Partners, Mr. Pliskin was an assistant portfolio manager at Redwood Partners managing positions across various equity strategies, an assistant sales-trader on the risk arbitrage desk at Knight Securities and an analyst at the accounting firm, Arthur Andersen, performing financial due diligence for private equity transactions. Mr. Pliskin graduated from Pennsylvania State University with a B.S. Degree in accounting. As a result of these and other professional experiences, Mr. Pliskin possesses particular knowledge and experience in financial and strategic management of turnaround and growth companies, each of which strengthen the Board’s collective qualifications, skills, and experience.

John F. Levy, Director

Since May 2005, Mr. Levy has served as the Chief Executive Officer of Board Advisory Services, a consulting firm that advises public companies in the areas of corporate governance, corporate compliance, financial reporting and financial strategies. Mr. Levy served as the Interim Chief Financial Officer from November 2005 to March 2006 of Universal Food & Beverage Company, which filed a voluntary petition under the provisions of Chapter 11 of the United States Bankruptcy Act on August 31, 2007. From November 1997 to May 2005, Mr. Levy served as Chief Financial Officer of MediaBay, Inc., a NASDAQ listed company and provider of spoken word audio content. While at MediaBay, he also served for a period as its Vice Chairman. Mr. Levy is a certified public accountant with nine years of experience with the national public accounting firms of Ernst &Young, Laventhol & Horwath and Grant Thornton LLP. He is a Board Member and Audit Committee Chairperson of Take Two Interactive Software, Inc. a global developer and publisher of videogames best known for the Grand Theft Auto franchise. Mr. Levy is a director, Lead Director and Chairman of the Audit Committee of Gilman Ciocia, Inc., a financial planning and tax preparation firm, is a director and non-executive Chairman of the Board of Applied Minerals, Inc. (formerly Atlas Mining Company), an exploration stage natural resource and mining company and is a director and audit committee member of Applied Energetics, Inc., a publicly traded company that specializes in the development and application of high power lasers, high voltage electronics, advanced optical systems and energy management systems technologies.  Mr. Levy is a graduate of the Wharton School of the University of Pennsylvania and received his MBA from St. Joseph's University in Philadelphia. As a result of these and other professional experiences, Mr. Levy possesses particular knowledge and experience in accounting, financial reporting, financial controls, and corporate governance, each of which strengthen the Board’s collective qualifications, skills, and experience.

Corey B. Davis, Director

Since January 2009, Mr. Davis has been a Managing Director at Merger & Acquisition Capital Services Inc., a boutique investment bank focused on the insurance industry, where he is head of the Corporate Finance division. Prior to that, Mr. Davis was the President of Barrington Capital Advisors LLC. From April 2004 until November

2007, Mr. Davis was an investment banker at Banc of America Securities in the Financial Institutions Group. From August 2000 to March 2004, Mr. Davis was a Vice President at Credit Suisse by way of its acquisition of Donaldson, Lufkin & Jenrette (“DLJ”). Mr. Davis joined DLJ in July 1998 and was an investment banking Associate in the Financial Institutions Group at the time of the acquisition by Credit Suisse. From July 1994 to June 1996, Mr. Davis was an investment banking analyst at J.P. Morgan Securities covering depository institutions. Mr. Davis earned his B.S. Degree in Finance from Georgetown University in 1994, and his M.B.A. from Harvard Business School in 1998. As a result of these and other professional experiences, Mr. Davis possesses particular knowledge and experience in capital raising, strategic planning and general and financial management, each of which strengthen the Board’s collective qualifications, skills, and experience.

Kevin P. Collins, Director

Since 1997, Mr. Collins has been Managing Member of The Old Hill Company LLC, Westport, Connecticut. The Old Hill Company provides corporate finance and management consulting services primarily to companies that have undergone financial reorganization. Prior to that, Mr. Collins worked with several large financial institutions in lending, investing, and advisory capacities; these institutions include New York Life Insurance Company, Chemical Bank, Lloyds Bank International, and Samuel Montagu, Inc. and DG Investment Bank. Mr. Collins serves on the boards of Key Energy Services, Inc., an oil service company, PowerSecure International Inc., an energy technology company, The Antioch Company, a scrapbooking direct sales company, and The Penn Traffic Company, a supermarket chain. Mr. Collins holds B.S. and MBA degrees from the University of Minnesota and is a Chartered Financial Analyst. As a result of these and other professional experiences, Mr. Collins’ extensive knowledge of the Company and our industry, his analytical business background (as an MBA and Chartered Financial Analyst), his experience working on strategic transactions, as well as his lending and advisory experience with large financial institutions and his extensive experience serving on boards of directors, each of which strengthen the Board’s collective qualifications, skills, and experience.

Tom Quimby, Director

Mr. Quimby is a Principal with Medley and is responsible for transaction origination, underwriting, restructuring and special situations for the Medley Opportunity Funds. Prior to joining Medley, Mr. Quimby was a founding team member and Vice President of COVA Capital, leading the sourcing, underwriting and account management of mezzanine transactions in a variety of industries. Prior to COVA Capital, Mr. Quimby worked at several GE Capital businesses including, Global Sponsor Finance, Global Consumer Finance, GE Financial Assurance and GE Capital Corporate. Prior to GE, Mr. Quimby worked as a Bank Examiner for the FDIC in the Risk and Supervision Division. Mr. Quimby is a graduate of the Financial Management Program at GE Capital, and received a B.S. in Business Administration from the Whitemore School of Business at the University of New Hampshire. As a result of these and other professional experiences, Mr. Quimby possesses particular knowledge and experience in matters of finance, banking, and strategic planning, each of which strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

Richard Rychlik, Vice President and Principal Accounting Officer

Mr. Rychlik joined the Company in September 2009 as Vice President, Principal Accounting Officer. He is responsible for managing all aspects of financial operations and reporting for the company. He served as the Controller for Soliant Energy Inc. between September 2008 and June 2009, a startup technology company focused on commercializing multi-junction photovoltaic cells. In 2008, he served as the Interim Controller for Talon International Inc., a manufacturer of apparel accessories. From June 2007 until February 2008, he was the Controller for Gevo, Inc., a startup company specializing in next-generation biofuels. Between October 2006 and May 2007, Mr. Rychlik, as a consultant, assisted Internet Brands, Inc., an internet media company, with its initial public offering. From January 2006 to June 2006, he was the Controller for Telair International Inc., a company specializing in baggage and cargo handling systems for aircraft. From September 1998 to December 2005, Mr. Rychlik served Wiggins Lift, Inc., a manufacturer of rough terrain and industrial forklifts and aftermarket parts, as the Director of Accounting & Information Systems. Mr. Rychlik graduated from the University of Windsor with a B. Commerce in Accounting and Finance, and earned a B.A. in History from the University of Toronto.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action. Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. As we have only recently emerged from Bankruptcy, we have not yet established a schedule of Board compensation for the balance of 2009 or for 2010.

Pursuant to the Shareholders’ Agreement, each of Medley and Castlerigg has the right to nominate one director for election to the Company’s Board of Directors and each has agreed to vote its shares for the other’s nominee. We may not change the size of the Board or the number of directors required for a quorum without the consent of Medley and Castlerigg. The Shareholders’ Agreement also provides each of Medley and Castlerigg with the right to appoint one non-voting observer, who will (i) have the right to attend all board and committee meetings, (ii) have access to the same information as directors, (iii) have the right to participate in all discussions with board members, and (iv) have the right to all minutes of meetings and other materials provided to directors.

Committees; Audit Committee Financial Expert

Our Board of Directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full Board of Directors acts as our audit committee. Although we have not yet separately designated one or more individuals as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, several of our board members, including John Levy, Kevin Collins and Corey Davis, have professional backgrounds and experience sufficient to qualify as an “audit committee financial expert” if so designated.

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

Code of Ethics

We have adopted a code of ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer and controller. Our code of ethics is available without charge upon written request directed to Director of Human Relations, 5310 Harvest Hill Road, Suite 229 Dallas, Texas 75230.

Item 11.	Executive Compensation.

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2009 and 2008, respectively, (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option awards ($)(1)	Total ($)
Cem Hacioglu(2)	2009	$262,900	--	--	0	$262,900
Kevin Markey(3)	2009	$186,500	--	--	--	$186,500
	2008	$183,000	--	--	--	$--

___________
(1)
Represents the grant date fair value of the award, calculated in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. All option awards granted prior to December 31, 2009 were cancelled effective March 24, 2010 in connection with our emergence from bankruptcy.

(2)	Mr. Hacioglu was appointed Chief Executive Officer of the Company on February 16, 2009.
(3)	Mr. Markey served in various capacities as an executive officer of the Company from May 22, 2008 until his resignation effective as of April 13, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Cem Hacioglu	218,750	781,250	$10.00	02/16/2019

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

Employment Agreements:

The Company has employment agreements with its key officers, Cem Hacioglu and Richard Rychlik. In addition, the Company also had a consulting agreement with its Director, W. Phillip Marcum, which was terminated effective July 1, 2009.

On February 1, 2009, we entered into an employment agreement with Cem Hacioglu to serve as our Chief Executive Officer effective February 16, 2009. The agreement is for a term of three years. Under the agreement, Mr. Hacioglu is entitled to an annual base salary of $270,000 with annual increases equal to the greater of (i) 10%, or (ii) the percentage increase in the cost of living for the Dallas Metro area over the prior year (but in no event less than the prior year's percentage increase). Mr. Hacioglu is entitled under the agreement to annual bonuses and incentive compensation awards if certain benchmarks are met. Mr. Hacioglu was granted an option to acquire 1,000,000 shares of our common stock, subject to certain adjustments in number and exercise price, based upon certain capital and other restructuring transactions that may occur in the future (the “Adjustments”).

Effective March 24, 2010, in connection with the Amended Plan, we entered into Amendment No. 1 to the Employment Agreement of Mr. Hacioglu (the “Amendment”). Under the Amendment,  Mr. Hacioglu’s cash and option bonuses were re-set to 10% and 14%, respectively, in 2010, and 5% and 7%, respectively, in 2011, if EBITDA targets to be established by the Board of Directors are exceeded for years 2010 and 2011. Mr. Hacioglu is also to receive an option bonus for 2009 of 200% of the amount of options awarded to each director, if any, for service during 2009. In addition, the Amendment ratified and confirmed the continued effectiveness of the grant and the Adjustment feature associated with Mr. Hacioglu's employment-based options. As adjusted by virtue of the Amended Plan, Mr. Hacioglu’s original option was surrendered. The Company issued new replacement options to purchase 1,997,342 shares of our common stock at an exercise price of $.058 per share (an implied value of 120% of the per share equity value of our shares under the Amended Plan). Other than as covered by the Amendment, the terms of Mr. Hacioglu's original employment agreement with the Company dated February 1, 2009, remain in full force and effect.

All stock options awarded under Mr. Hacioglu’s option agreement are subject to standard and customary adjustments under certain conditions, and a term of 10 years, and shall vest ratably over twelve quarters subsequent to each award. All options shall vest immediately in the event of a change in control, or upon Mr. Hacioglu’s termination without cause.

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

DIRECTOR COMPENSATION

Name(1)	Fees Earned or Paid in Cash During 2009 ($)(2)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
W. Phillip Marcum(3)	10,000	--	--	--	10,000
Matthew Pliskin	--	--	--	--	--
John F. Levy	15,000	--	--	--	15,000
Corey B. Davis	15,000	--	--	--	15,000
Kevin P. Collins	15,000	--	--	--	15,000

(1)	Mr. Hacioglu has been omitted from this table as he is a management member of the Board of Directors and is not separately compensated for his service on the Board of Directors.
(2)           We anticipate that the directors will receive cash compensation for their services in 2010.
(3)
Mr. Marcum also received, unrelated to his service on the Board of Directors, a consulting fee of $3,750 per month, as well as reimbursement of certain office expenses. Mr. Marcum’s consulting arrangements were terminated effective July 1, 2009.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth securities outstanding under existing equity compensation plans as of December 31, 2009. In accordance with our plan of reorganization, all of our equity compensation plans existing prior to our reorganization were terminated upon the completion of our reorganization on March 24, 2010.

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders:	--	--	--
Equity compensation plans not approved by security holders:
Options issued to directors, officers and employees	--	--	--
Total	--	--	--

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock were beneficially owned as of April 12, 2010, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options and warrants which are exercisable currently or become exercisable within 60 days. Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned of 20,000,000 shares outstanding on April 12, 2010, and added shares that may be acquired within 60 days to the number of other shares that the person owns as well as to the number of shares outstanding. The address of each of the directors and executive officers listed below is c/o Applied Natural Gas Fuels, Inc. 5310 Harvest Hill Road, Suite 229, Dallas, Texas 75230, unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Castlerigg PNG Investments LLC c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, New York 10019	5,300,000	(2)(3)	26.5%
Fourth Third, LLC 375 Park Avenue, Suite 3304 New York, New York 10152	13,200,000	(4)	66%
Edward P. Bond, Trustee under PNG Ventures Creditor Trust	1,500,000	(5)	7.5%
Cem Hacioglu	832,226	(6)	4.0%
W. Phillip Marcum	--	(7)	--
Matthew Pliskin c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, New York 10019	--	(7)(8)	--
John F. Levy	--	(7)	--
Corey B. Davis	--	(7)	--
Kevin P. Collins	--	(7)	--
Tom Quimby c/o Fourth Third, LLC 600 Montgomery Street, 39th Floor San Francisco, California 94111	--	(7)(9)	--
Richard Rychlik	--		--
All directors and officers as a group (8 persons)	832,226		4%
*Less than 1%

(1)	This table has been prepared based on 20,000,000 shares of our common stock outstanding as of the Effective Date.
(2)
Each of (i) Castlerigg PNG Investments LLC, a Delaware limited liability company (“Castlerigg”), (ii) Castlerigg Master Investments Ltd., a British Virgin Islands company (”Castlerigg Master Investments”), (iii) Sandell Asset Management Corp., a Cayman Islands exempted company (“SAMC”), (iv) Castlerigg International Limited, a British Virgin Islands company ("Castlerigg International"), (v) Castlerigg International Holdings Limited, a British Virgin Islands company (“Castlerigg Holdings”), and (vi) Thomas E. Sandell (“Sandell”) may be deemed to beneficially own and have shared voting and dispositive authority with respect to the shares beneficially owned by Castlerigg. Castlerigg Master Investments is the sole member and managing member of Castlerigg. SAMC is the investment manager of Castlerigg Master Investments. Mr. Sandell is the controlling person of SAMC and may be deemed to share beneficial ownership of the shares beneficially owned by Castlerigg. Castlerigg International is the controlling shareholder of Castlerigg Holdings. Castlerigg Holdings is the controlling shareholder of Castlerigg Master Investments. Each of Castlerigg Holdings, Castlerigg Master Investments and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Castlerigg. The business address of each of these entities is as follows: c/o Sandell Asset Management Corp. 40 W. 57th Street, 26th Floor, New York, New York 10019. SAMC, Mr. Sandell, Castlerigg Holdings, Castlerigg Master Investments and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described.

(3)
Does not include Castlerigg’s estimated 45%-48% pro rata share of the 1,500,000 shares of common stock issuable to holders of allowed unsecured claims on the Effective Date, subject to verification and distribution upon completion of an accounting reconciliation and preference analysis by the trustee under the PNG Ventures Creditor Trust.
(4)
Consists of 11,880,000 shares of common stock owned by PNG Cayman Holdings, a Cayman Islands exempted company, and 1,320,000 shares of common stock owned by Medley Opportunity Fund, LP, a Delaware limited partnership, both of which are affiliates of Medley.

(5)
Mr. Bond disclaims the beneficial ownership of these shares as he has no voting or dispositive power related thereto. These shares are being held in escrow by Mr. Bond pending pro rata distribution to our general unsecured creditors upon final disposition of the PNG Ventures Creditor Trust.

(6)
Consists of the vested portion of the 1,997,342 shares issuable upon the exercise of options granted pursuant to Mr. Hacioglu’s employment agreement, which have an exercise price of $0.58 per share, which are subject to vesting as identified in Item 11. “Executive Compensation.”

(7)	Prior awards of securities to directors have been cancelled, effective March 24, 2010, by virtue of the Amended Plan.
(8)
Mr. Pliskin, Castlerigg’s designee to the Company’s board of directors, is an employee of an affiliate of Castlerigg. Mr. Pliskin is not deemed a beneficial owner of the shares beneficially owned by Castlerigg since Mr. Pliskin does not have any voting or dispositive power over such shares.

(9)
Mr. Quimby, Medley’s designee to the Company’s board of directors, is an employee of an affiliate of Medley. Mr. Quimby is not deemed a beneficial owner of the shares beneficially owned by Medley since Mr. Quimby does not have any voting or dispositive power over such shares.

Agreements among our Principal Shareholders

On the Effective Date, we entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Medley and Castlerigg. Pursuant to the Shareholders’ Agreement, each of Medley and Castlerigg has the right to nominate one director for election to the Company’s Board of Directors and each has agreed to vote its shares for the other’s nominee. We may not change the size of the Board or the number of directors required for a quorum without the consent of Medley and Castlerigg. In addition, we are required to obtain the approval of each of Medley and Castlerigg prior to undertaking certain actions, including, without limitation:

•	the hiring or firing of our senior executive officers;
•	pledging of any of our assets or creation of any liens;
•	making any changes in accounting methods or policies, or causing a change in our auditors;
•	amending our charter or bylaws in a manner that could reasonably be expected to be adverse to Medley or Castlerigg;
•	creating any committee of the Board of Directors;
•	issuance of any preferred stock or other stock with rights senior to the common shares issued to Medley and Castlerigg; and
•	any sales, mergers or business combinations involving the Company.

The Shareholders’ Agreement also provides that, if we have not been sold within four years of the Effective Date, then at any time upon the request of Medley or Castlerigg, we must retain a nationally recognized investment bank for the purpose of effecting a sale of the Company. The Shareholders’ Agreement also contains preemptive rights that require us, before issuing any new securities to any person, to offer such securities to Medley and Castlerigg on the same terms and conditions, which offer shall remain open for an irrevocable period of ten days.

The Shareholders’ Agreement is to remain in effect until such time as Medley and Castlerigg own less than five (5%) percent of our outstanding shares.

Under the Registration Rights Agreement, we have agreed to file, within 60 days of demand of either Castlerigg or Medley, a registration statement with the Securities and Exchange Commission (“SEC”) to register for public resale the shares owned by Castlerigg and Medley, which registration statement is required to become effective on the earlier of (i) the 90th day following the filing of such registration statement with the SEC or (ii) the fifth trading day following the date on which the SEC notifies us that the registration statement will not be reviewed or is no longer subject to review and further comments.  Within 30 days after becoming eligible to use a registration statement on

Form S-3, we must file a shelf registration statement on Form S-3 to cover the shares owned by Castlerigg and Medley, which registration statement must become effective on the 90th day following the date on which we become eligible to utilize Form S-3, subject to certain exceptions. We also granted “piggyback” registration rights to Medley and Castlerigg which are triggered if we propose to file a registration statement for our own account or the account of one or more stockholders until the earlier of the sale of all of the shares owned by Castlerigg and Medley or such shares become eligible for sale under Rule 144 without restriction. Failure to timely satisfy the filing or effectiveness deadlines specified above will subject us to certain monthly financial penalties.

Item 13.      Certain Relationships and Related Transactions.

Employment Agreements

We have entered into an employment agreement with Cem Hacioglu and Richard Rychlik, and have issued options to Mr. Hacioglu pursuant to his employment agreement, as amended. A description of the employment agreements is set forth under “Item 11. Executive Compensation” of this report.

Consulting Agreement—Director

On July 16, 2008, Mr. Marcum entered into a six-month consulting agreement with the Company that provides for a monthly consulting fee of $3,125 per month. This agreement also awarded Mr. Marcum 10,000 stock options at a strike price of $10 per share, and a seven-year term. All options vested six months after the date of the agreement. The agreement also provided for additional consideration and the award of additional stock options under certain conditions, none of which have been satisfied. Mr. Marcum’s consulting agreement was terminated effective July 1, 2009. Under the Plan, effective March 24, 2010, our existing equity was eliminated, including all options, warrants and other derivative instruments that are linked to our existing equity. Accordingly, all options granted to Mr. Marcum have been cancelled.

Transactions with our Principal Shareholders

On the Effective Date, we entered into Senior Credit Facility with Medley and Castlerigg, which provides for a senior secured term loan facility in the principal amount of $15,550,000 million, consisting of a $9.8 million four year senior secured term loan from Medley, a $5.5 million four year senior secured term loan from Castlerigg, and a $250,000 ten month senior secured loan from Castlerigg. A description of the Senior Credit Facility is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In connection with the Credit Agreement, we entered into a Shareholders’ Agreement and Registration Rights Agreement with Medley and Castlerigg, each of which are described in more detail in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Agreements Among Our Principal Shareholders” of this report.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market, our board of directors has determined that W. Phillip Marcum, John F. Levy, Kevin P. Collins, and Corey B. Davis are independent. Our board of directors has not created separately-designated standing committees, but John F. Levy, Kevin P. Collins, and Corey B. Davis would be considered “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market relating to members of audit committees. Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14.  Principal Accountant Fees and Services

Audit Fees

We have engaged Montgomery Coscia Greilich, LLP for the audit of our financial statements for the years ended December 31, 2009 and 2008 and the reviews of the financial statements included in each of our quarterly reports on

Form 10-Q during the years ended December 31, 2009 and 2008 for a fee of $89,485 and $72,725 respectively. Pursuant to the terms of Bankruptcy, during the period the Company was in Chapter 11, the fees were incurred on an hourly rate basis.

Audit-Related Fees

The fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2009 and 2008 were $11,312 and $28,221 respectively.

Tax Fees

The fees billed by our independent accountants for tax fees for the years ended December 31, 2009 and 2008 were $17,322 and $488, respectively.

All Other Fees

The fees billed by our independent accountants for non-audit services during the years ended December 31, 2009 and 2008 were $4,370 and $1,785, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2008 and 2009, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report or incorporated herein by reference:
(1)	Our Consolidated Financial Statements.
(2)	Financial Statement Schedules: None.
(3)	Financial Statement Exhibits: None

INDEX TO EXHIBITS.

Exhibit No.	Document Description
2.1	Share Exchange Agreement, dated June 30, 2008, between the Company and EBOF, incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.
2.2
Confirmation Order, together with a copy of the Company’s First Amended Plan of Reorganization, as confirmed, incorporated by reference to Exhibit 2.1 of the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

3.1	Amended and Restated Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.
3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 of the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.
4.1
Shareholders’ Agreement, dated as of March 24, 2010, by and among the Company, Fourth Third, LLC, and Castlerigg PNG Investments, LLC, incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.1	Employment Agreement of Cem Hacioglu, dated February 1, 2009, incorporated by reference to Exhibit 5.1 of the Company’s current report on Form 8-K, filed with the SEC on February 4, 2009.
10.2	Employment Agreement of Richard Rychlik, dated August 21, 2009, incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K, filed with the SEC on September 11, 2009.
10.3
Amendment No. 1 to Employment Agreement, dated February 16, 2010, by and between the Company and Cem Hacioglu, incorporated by reference to Exhibit 10.7 of the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.4
Third Amendment to Loan and Security Agreement entered into as of February 27, 2009, among Applied LNG Technologies USA, L.L.C. and Arizona LNG, L.L.C. (jointly, as borrower), and Greenfield Commercial Credit, L.L.C. as lender incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 23, 2009.

10.5
Third Amended and Restated Revolving Credit Loan Note, dated February 27, 2009, made by Applied LNG Technologies USA, L.L.C. and Arizona LNG, L.L.C. (jointly, as borrower), to the order of Greenfield Commercial Credit, L.L.C. as lender incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on March 23, 2009.

10.6	Letter from Company to Medley, dated April 8, 2009, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on April 8, 2009.
10.7
Form of Ratification and Amendment Agreement (DIP w/ Greenfield Commercial Credit, L.L.C.), incorporated by reference to Exhibit 10.2 of the Company’s quarterly report on Form 10-Q, filed with the SEC on November 20, 2010.

10.8
Stock Subscription Agreement, dated as of March 24, 2010, by and between the Company and Castlerigg, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.9
Registration Rights Agreement, dated as of March 24, 2010, by and among the Company, Medley, and Castlerigg, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.10
Credit Agreement, dated as of March 24, 2010, by and among the Company and certain of its subsidiaries, Medley, as lender and agent, Castlerigg, as lender, and any other financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.11
Guarantee and Collateral Agreement, dated as of March 24, 2010, by the Company and certain of its subsidiaries in favor of Medley, as agent, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.12
Fifth Amendment to Loan and Security Agreement, dated as of April 1, 2010, by and between the Company and Greenfield Commercial Credit, L.L.C., incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.13
Fifth Amended and Restated Revolving Credit Loan Note, dated as of April 1, 2010, made by the Company in favor of Greenfield Commercial Credit, L.L.C., incorporated by reference to Exhibit 10.6 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED NATURAL GAS FUELS, INC.

Date: April 13, 2010	By:	/s/ Cem Hacioglu
Cem Hacioglu
President, Chief Executive Officer, & Director

Date: April 13, 2010	By:	/s/ Richard Rychlik
Richard Rychlik
Principal Accounting Officer

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors of Applied Natural Gas Fuels, Inc. hereby constitutes and appoints Cem Hacioglu, his true and lawful attorney-in-fact and agent, with full power of substitution, for him and on his behalf and in his name, place and stead, in any and all capacities, to sign, execute and file any and all amendments to this Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as full to all intents and purposes as he himself might or could do if personally present, thereby ratifying and confirming all that said attorneys-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cem Hacioglu	President, Chief Executive	April 13, 2010
Cem Hacioglu	Officer, & Director

/s/ Richard Rychlik	Principal Accounting Officer	April 13, 2010
Richard Rychlik

/s/ W. Phillip Marcum	Director	April 13, 2010
W. Phillip Marcum

/s/ Matthew Pliskin	Director	April 13, 2010
Matthew Pliskin

/s/ John F. Levy	Director	April 13, 2010
John F. Levy

/s/ Corey B. Davis	Director	April 13, 2010
Corey B. Davis

/s/ Kevin P. Collins	Director	April 13, 2010
Kevin P. Collins

/s/ Tom Quimby	Director	April 13, 2010
Tom Quimby

FORM 10-K
APPLIED NATURAL GAS FUELS, INC.
(f/k/a PNG Ventures, Inc.)

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Applied Natural Gas Fuels, Inc. are included in response to Item 8:

Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4
Consolidated Statements of Operations for the year ended December 31, 2009, six month period ended December 31, 2008 and six month predecessor period ended June 30, 2008	F-5
Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2009, six month period ended December 31, 2008 and six month predecessor period ended June 30, 2008	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2009, six month period ended December 31, 2008 and six month predecessor period ended June 30, 2008	F-7
Notes to Consolidated Financial Statements	F-8 – F-26

Montgomery Coscia Greilich LLP
Certified Public Accountants
2500 Dallas Parkway, Suite 300
Plano, Texas 75093
972.378.0400 p
972.378.0416 f

Thomas A. Montgomery, CPA
Matthew R. Coscia, CPA
Paul E. Greilich, CPA
Jeanette A. Musacchio
James M. Lyngholm
Chris C. Johnson, CPA
J. Brian Simpson, CPA
Rene E. Balli, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
Applied Natural Gas Fuels, Inc.
Dallas, Texas

We have audited the accompanying consolidated balance sheets of Applied Natural Gas Fuels, Inc. and subsidiaries as of December 31, 2009 and 2008 (Successor Company) and the related consolidated statement of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2009 and the period from July 1, 2008 through December 31, 2008. These financial statements are the responsibility of the Successor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Natural Gas Fuels, Inc. and subsidiaries as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended December 31, 2009 and the period from July 1, 2008 through December 31, 2008 in conformity with U.S generally accepted accounting principles.

/s/ Montgomery Coscia Greilich LLP

Montgomery Coscia Greilich LLP
April 12, 2010
Plano, Texas

Montgomery Coscia Greilich LLP
Certified Public Accountants
2500 Dallas Parkway, Suite 300
Plano, Texas 75093
972.378.0400 p
972.378.0416 f

Thomas A. Montgomery, CPA
Matthew R. Coscia, CPA
Paul E. Greilich, CPA
Jeanette A. Musacchio
James M. Lyngholm
Chris C. Johnson, CPA
J. Brian Simpson, CPA
Rene E. Balli, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Applied Natural Gas Fuels, Inc.
Dallas, Texas

We have audited the consolidated statement of operations, changes in stockholders’ equity and cash flows for the period from January 1, 2008 through June 30, 2008 of Earth LNG, Inc. and subsidiaries (Predecessor Company). These financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from January 1, 2008 through June 30, 2008 of Earth LNG, Inc. and subsidiaries in conformity with U.S generally accepted accounting principles.

/s/ Montgomery Coscia Greilich LLP

Montgomery Coscia Greilich LLP
April 12, 2010
Plano, Texas

Applied Natural Gas Fuels, Inc.

CONSOLIDATED BALANCE SHEETS
 ($ in thousands except share amounts)
ASSETS	December 31, 2009	December 31, 2008
Current Assets
Cash and cash equivalents	$401	$419
Trade accounts receivable, net of allowances of $22 and $31	1,749	3,365
Prepaid expenses and other current assets	892	1,124
Total Current Assets	3,042	4,908

Property, plant and equipment, net	26,158	33,321
Prepaid and other long term assets	—	2,943
Total Assets	$29,200	$41,172

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current Liabilities
Liabilities Not Subject to Compromise
Accounts payable and accrued expenses	$988	$1,851
Line of credit	741	1,871
Current Portion of Long Term Debt	—	806
Notes Payable and other current liabilities	1,284	3,806
Total Liabilities Not subject to Compromise	3,013	8,334

Liabilities Subject to Compromise	42,738	—

Total Current Liabilities	45,751	8,334

Long Term Debt
Liabilities Not Subject to Compromise
Convertible promissory notes, net of discount $0 and $55	—	3,201
Long term debt, net of discount of $0 and $119	—	33,075
Total Long Term Debt	—	36,276

Total Liabilities	45,751	44,610

Stockholders’ (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 10,084,738 and 10,013,309 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	10	10
Additional paid-in capital	(4)	(10)
Accumulated deficit	(16,557)	(3,438)
Total Stockholders’ (Deficit)	(16,551)	(3,438)

Total Liabilities and Stockholders’ (Deficit)	$29,200	$41,172

See accompanying notes to the consolidated financial statements

Applied Natural Gas Fuels, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share amounts)

	Successor Entity		Predecessor Entity
	Year Ended December 31, 2009	Six Months Ended December 31, 2008	Six Months Ended June 30, 2008

Revenue	$22,192	$17,099	$14,804

Operating Expenses
Production costs	14,593	12,814	13,500
Compensation	2,181	959	531
Other selling, general and administrative	4,465	1,948	1,628
Depreciation	2,427	1,142	753

Income (loss) from operations	(1,474)	236	(1,608)

Other income (expense)
Interest expense	(4,467)	(3,674)	(3,147)
Valuation Allowance-fixed assets	(8,052)	—	—
Other income—debt restructuring	1,303		372
Total other expense	(11,216)	(3,674)	(2,775)

Loss Before Reorganization Items	(12,690)	(3,438)	(4,383)

Reorganization items:
Professional Fees and administrative costs	(429)	—	—
Total Reorganization items:	(429)	—	—
Net loss before income tax provision	(13,119)	(3,438)	(4,383)
Income tax provision	—	—	—

Net loss	$(13,119)	$(3,438)	$(4,383)

Net loss per share - basic and diluted	$($1.30)	$(0.35)	$ n/a

Weighted average number of common shares outstanding - basic and diluted	10,069,865	9,916,352	n/a

See accompanying notes to the consolidated financial statements

Applied Natural Gas Fuels, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except per share amounts)

	Successor Entity	Successor Entity	Predecessor Entity
	Year Ended December 31, 2009	Six Months Ended December 31, 2008	Six Months Ended June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(13,119)	$(3,438)	$(4,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,427	1,142	746
Amortization of Debt Discounts, Loan and Deferred Finance Costs	1,142	1,326	—
Valuation allowance and debt restructuring	6,722		—
Shares issued for compensation	—	70	—
Decrease (increase) in:
Accounts receivable	1,616	(1,428)	530
Prepaids and other Assets	682	2,265	(517)
Accounts payable and accrued expenses	1,510	(921)	4,344
Post petition accounts payable and accrued expenses	988	—	—
Other	—	—	76

Net cash (used) provided by operating activities	1,968	(984)	796

Cash Flows From Investing Activities:
Purchases of equipment	(3,168)	(463)	—
Cash purchased in acquisition	—	82	—
Net cash (used in) investing activities	(3,168)	(381)	—

Cash Flows From Financing Activities:
Related party advances, net	—	—	(441)
Repayment of debt	(227)	(563)	—
Net proceeds from debt issuances—post petition	250	1,711	—
Net changes in line of credit	(1,130)	636	(273)
Proceeds from Debt issuances—pre-petition	2,362	—	—
Other	(73)	—	—

Net cash provided by (used in) financing activities	1,182	1,784	(714)

Net increase (decrease) in cash	(18)	419	82
Cash and cash equivalents
Beginning of period	419	—	—
End of period	$401	$419	$82

Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$1,274	$2,321	$2,997
See accompanying notes to the consolidated financial statements.

Applied Natural Gas Fuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
($ in thousands, except per share amounts)

	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Notes Receivable from Affiliates	Totals
(Predecessor Entity)
Balance December 31, 2007	25,000,000	250	39,050	$(15,535)	(13,562)	$10,203
Parent and affiliate notes receivable	—	—	—	—	(6,715)	(6,715)
Net loss	—	—	—	(4,383)	—	(4,383)
Balance June 30, 2008	25,000,000	$250	$39,050	$(19,918)	$(20,277)	$(895)

(Successor Entity)	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Notes Receivable from Affiliates	Totals
Applied Natural Gas Fuels, Inc.
Balance December 31, 2007	$42,198	$42	$1,295	$(1,963)	$—	$(626)
Cancellation of shares related to acquisition	(41,780)	(42)	(1,295)	1,963	—	626
Shares issued related to acquisition	8,380	8	(170)	—	—	(162)
Shares issued for converted debt	1,190	1	32	—	—	33
Shares issued for compensation	25	1	69	—	—	70
Discount related to convertible debt	—	—	59	—	—	59
Net loss	—	—	—	(3,438)	—	(3,438)
Balance December 31, 2008	$10,013	$10	$(10)	$(3,438)	—	$(3,438)
Shares issued upon conversion of debt	72	—	6	—	—	6
Net loss	—	—	—	(13,119)	—	(13,119)
Balance December 31, 2009	$10,085	$10	$(4)	(16,557)	—	(16,551)

See accompanying notes to consolidated financial statements

Applied Natural Gas Fuels, Inc.

NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 1 — BASIS OF PRESENTATION

The accompanying  consolidated financial statements include the accounts of Applied Natural Gas Fuels, Inc., and its subsidiaries, which are collectively referred to as “ANGF,” the “Company,” “Successor Entity,” “we,” “our,” or “us,” unless the context requires otherwise. All significant intercompany transactions have been eliminated in consolidation. Effective March 24, 2010, the Company formally changed its name from PNG Ventures, Inc. to Applied Natural Gas Fuels, Inc.

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

On June 30, 2008, the Company entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), through its operating subsidiaries, including Applied LNG Technologies USA, LLC and Arizona LNG, LLC. New ELNG is a provider of LNG to transportation, industrial and municipal markets in the western United States and portions of Mexico. With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

The acquisition of New ELNG was effected through a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc., a Texas corporation (“ELNG”). In the Exchange Agreement, ANGF acquired 100%  of the outstanding shares of New ELNG, a newly formed and wholly-owned  subsidiary of ELNG, in exchange for the issuance to EBOF of 7,000,000 shares of the common stock of the Company (the “Exchange Shares”)  and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”). Principally all of the Exchange Shares were subsequently transferred by EBOF to the holders of EBOF notes upon the exercise of exchange rights granted in conjunction with the Share Exchange. Exercise of the exchange rights resulted in the cancellation of up to $70 million of the EBOF notes and the acquisition of a majority ownership in the outstanding ANGF shares by the former EBOF note holders. Prior to transfer, the Exchange Shares were subject to an irrevocable proxy by EBOF in favor of the largest holder of the EBOF notes as additional consideration in the Share Exchange. The irrevocable proxy granted full majority voting rights to the EBOF note holder and restricted EBOF's ability to transfer or assign the Exchange Shares. Other share issuances related to the acquisition included shares issued to other creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 1.1 million shares reserved to such creditors for future issuance.

As the Share Exchange resulted in a change of control in which third parties unrelated to EBOF acquired control of the majority of ANGF Shares outstanding, and control of ANGF’s operating, management, and Board of Directors, ANGF accounted for the Share Exchange under the purchase accounting method. The acquisition resulted in a new reporting entity that is referred to as the “Successor Entity” in the accompanying consolidated financial statements. The “Predecessor Entity” includes the financial statements of ELNG under prior management and is not comparable due to the new basis of accounting. Accordingly, the consolidated financial statements presented for the six months ended June 30, 2008 represent the Predecessor Entity. The consolidated financial statements presented as of December 31, 2009 and 2008, and for the year ended December 31, 2009, and for the six months ended December 31, 2008 represent the Successor Entity.

On September 9, 2009, the Company entered voluntary reorganization under Chapter 11 (See Note 2—Voluntary Reorganization Under Chapter 11). Accordingly, the Company has applied the provisions of Accounting Standards

Codification (ASC) 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the consolidated financial statements subsequent to the bankruptcy filing date (see Note 2).

In accordance with ASC 852.10, all pre-petition liabilities subject to compromise are segregated in the Consolidated Balance Sheet as of December 31, 2009 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current in the Consolidated Balance Sheet as of December 31, 2009. Revenues, expenses, realized gains and losses and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the Consolidated Statements of Operations for the year ended December 31, 2009. Reorganization items are also disclosed separately in the Consolidated Statement of Cash Flows.

Notwithstanding the Chapter 11 filing, the consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which reflects the realization of assets and liquidation of liabilities in the normal course of business.

The accompanying consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on stockholders’ equity, working capital, or net loss.

In accordance with the provisions of ASC 855, Subsequent events, we have evaluated events subsequent to December 31, 2009 through the report date, the date these financial statements were issued in this report on Form 10-K for the period ended December 31, 2009.

NOTE 2 — VOLUNTARY REORGANIZATION UNDER CHAPTER 11

During 2009, the Company completed a comprehensive evaluation of of its strategic and financial options and concluded that a voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to mitigate the impact of certain onerous debt obligations and restructure its balance sheet to position the Company’s business for long-term success. On September 9, 2009, ANGF and its subsidiaries (collectively, the “Company,” “we” or “us”) filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) (Case No. 09-13162).

On March 12, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming our First Amended Plan of Reorganization (including all supplements and modifications thereto) (the “Amended Plan”). The Disclosure Statement was attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 19, 2010. The Confirmation Order, together with a copy of the final and confirmed Amended Plan (which updates and supersedes the Plan included within our Current Reports on Form 8-K filed on January 19, 2010 and March 18, 2010), is incorporated herein by reference.

On March 24, 2010 (the “Effective Date”), the Amended Plan became effective after each of the conditions precedent enumerated in the Plan were satisfied or waived.

On the Effective Date, and in complete settlement of all pre-petition claims: (i) Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note, accruing interest at 10% per annum, and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company;  (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Plan (inclusive of $250,000 advanced prior to Confirmation), in return for which it received a $5.5 million senior secured four year term note, accruing interest at 10% per annum, a $250,000 senior secured short-term note, and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company  received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness will receive, a pro rata share (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), of a $750,000 creditor fund, a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company (collectively, the “Unsecured Creditor Fund”).

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

Subsequent to the Effective Date, the Company’s capital structure will consist of the following:

1.
A new $9.8 million Senior Secured Term Loan in favor of Fourth Third LLC (Medley), bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date. This loan is secured by first lien rights, pari passu with Castlerigg (described below), on all assets except for accounts receivable.

2.
A new $5.75 million Senior Secured Term Loan in favor of Castlerigg ANGF Investments LLC (Castlerigg), bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date and secured by first lien rights, pari passu, with Medley (described above), on all assets except for accounts receivable .

3.
A $2 million working capital line of credit in favor of Greenfield Commercial Credit LLC was extended through April 1, 2011, with an interest rate and terms consistent with the credit facility in effect prior to the Chapter 11 filing. This facility is secured by accounts receivable.

4.	Common Stock— 20,000,000 newly issued shares of new Common Stock (New ANGF Common Stock) were issued as follows:

a.	13,200,000 common shares issued to Medley as consideration for the conversion to equity of the majority of the senior secured note held at the time of the Company’s Chapter 11 filing.

b.	5,300,000 common shares issued to Castlerigg as consideration for its new investment in the Company.

c.	1,500,000 common shares issued to unsecured creditors in partial settlement of unsecured trade and other unsecured debts, as provided by the terms of the Amended Plan.

For more detailed information on the Company’s capital structure subsequent to the effective date, see Note 13— “Subsequent Events and Effect of Confirmed Plan of Reorganization,” and Part I, Item 1—“Voluntary Reorganization under Chapter 11.”

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated balance sheets and consolidated statement of changes in stockholders’ equity (deficit) include the accounts of ANGF, New Earth LNG, LLC and its’ wholly  owned subsidiaries, thereby reflecting the transactions related to the June 30, 2008 effective date of the Exchange Agreement. Our consolidated statements of operations include the operations of the LNG Business since June 30, 2008, the effective date of the acquisition of the LNG business. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of ASC 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code--As a result of our bankruptcy filing (see Note 2), and in accordance with ASC 852.10, all liabilities subject to compromise are segregated in the Consolidated Balance Sheet as of December 31, 2009 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, in the Consolidated Statement of Operations for the year ended December 31, 2009. Reorganization items are also disclosed separately in Consolidated Statements of Cash Flows.

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

Impairment of Long-Lived Assets  — In accordance with ASC 360 the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of its assets, on a going concern basis, by estimating the undiscounted future net cash flows expected to result from the asset over its expected useful life, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. In conjunction with our Chapter 11 filing, the Company engaged a valuation firm to prepare an estimate of the fair market value of the assets of the Company. Based upon the report of this firm, the fair market value of the assets of the Company was estimated to be approximately $29.2 million. As a result, the carrying values of assets of the Company were adjusted to this amount, by writing down the carrying value of certain long-lived assets (see Note 5).

Property, Plant and Equipment — Other than as discussed in the immediately preceding paragraph, property, plant and equipment are carried at cost. Depreciation of property, plant and equipment is provided using the straight line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three-months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at financial institutions, which at times may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectable accounts to reflect any loss anticipated on the collection of accounts receivable balances. The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables, and estimates as to their collectability. We calculate the allowance based on our history of write-offs, level of past due accounts and economic status of the customers.

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

From time to time, we derive a material portion of our revenues from one or more significant customers. During the year ended December 31, 2009, and the six-months ended December 31, 2008, approximately 26% and 37%, respectively of our revenues were derived from our largest customer, and an additional 33% and 31%, respectively of our revenues were derived, collectively, from our second and third largest customers. No other customer represented more that 10% of our total revenues during either of these periods. Virtually all of our revenues are derived domestically.

Production Cost — Production costs consists primarily of raw materials and other production costs incurred to produce LNG.  Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of December 31, 2009 and 2008, all deferred tax assets are fully reserved.

Net Loss Per Common Share — Basic and diluted net loss per common share are presented in conformity with the ASC 260, “Earnings Per Share.” Basic net loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding during the year (denominator). Diluted net income per share is computed, if applicable, using the weighted average number of common shares and dilutive potential common shares outstanding during the year.

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

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in thousands):

Description	December 31, 2009	December 31, 2008
Prepaid expenses	$600	$487
Deposits	241	744
Escrow monies	—	307
Prepaid financing costs	—	2,344
Inventory	51	37
Other assets	—	148
Less current portion	(892)	(1,124)

Long term prepaids, and other assets	$—	$2,943

NOTE 5 — PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2009 and December 31, 2008, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the Share Exchange.

Description	December 31, 2009	December 31, 2008
LNG Production Facilities	$37,712	$34,441
Fixtures and equipment	68	22
Total cost	37,780	34,463
Accumulated Depreciation and valuation allowance	(11,622)	(1,142)
Net property, plant and equipment	$26,158	$33,321

Depreciation expense for the year ended December 31, 2009 and six months ended December 31, 2008 were $2,427,000 and $1,142,000, respectively.

In conjunction with the Company’s voluntary reorganization under Chapter 11 (see Note 2), the Company commissioned an appraisal firm to perform a study of the estimated fair market value of its assets. This study was completed in the 4th quarter of 2009, and estimated that the total fair market value of the assets of the Company was approximately $29.2 million. As a result, effective December 31, 2009, the Company reduced the carrying value of its assets by recording a valuation allowance of $8.052 million. This charge was allocated entirely to the carrying values of Property, Plant, and Equipment, since all other assets of the Company were already adjusted to readily estimable fair market values. Commencing as of the Effective Date, the Company will record future depreciation according to its existing policy as described below.

ANGF’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG production facilities	15 Years

NOTE 6 — CLASSIFICATION OF LIABILITIES

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

In accordance with ASC 852.10, discounts, and prepaid debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). The Company has classified such debt as “liabilities subject to compromise” on the Consolidated Balance Sheet. The Company has adjusted debt issuance costs, totaling approximately $1.3 million at September 9, 2009, related to the Notes, and has classified these costs as “liabilities subject to compromise.”

As discussed in Note 2 and Note 13, the Amended Plan of Reorganization of the Company was completed and effective as of the Effective Date. As such, the treatment and classification of virtually all liabilities is known. The following table summarizes “liabilities subject to compromise” and the applicable resolution of such liabilities according to the terms of the Plan.

Liabilities Subject to Compromise (In thousands)	December 31, 2009
Medley Senior Note (inclusive of accrued interest and discounts)	$36,354
Pre-Petition trade accounts payable	897
Castlerigg Private Convertible Debt	3,188
Allowed Claim of Kelley Group	543
Note Payable to Vendor	1,696
Other Convertible Note Payable	60
Total pre-petition liabilities subject to compromise	$42,738

Under the terms of the Plan, the Medley Senior Note is settled and resolved via the issuance of $9.8 million of new senior debt, a cash payment of $5.5 million, and the issuance of 13,200,000 shares of common stock. All other debt included in this schedule is settled via participation in the Unsecured Creditors Fund.

Liabilities that are not subject to compromise include the following:

Liabilities Not Subject to Compromise (In thousands)	December 31, 2009
Post-Petition debt, payables, accruals and administrative claims	$988
Post-Petition Financing provided by Castlerigg	250
Secured Line of Credit	741
Priority Tax Claims	745
Priority Settlement Payment—Critical Vendor	217
Unimpaired Convertible Note	72
Total liabilities not subject to compromise	$3,013

With the exception of the Post-petition financing provide by Castlerigg, and the priority tax claims, all other liabilities in the above schedule were either paid on the Effective Date, or were otherwise liquidated in the normal course of business pursuant to established trade terms. Under the terms of the Plan, the financing provided by Castlerigg became part of the new Senior Secured Term Loan. Also under the terms of the Plan, virtually all of the priority tax claims will be paid on an installment basis over the course of approximately 54 months. See Note 13 for additional details.

NOTE 7 — NOTES PAYABLE, CONVERTIBLE DEBTSANDLINE OF CREDIT

As described in Note 2, the Company’s Amended Plan was confirmed by the Delaware Bankruptcy court on March 12, 2010. Subsequently, all transactions contemplated by the Amended Plan were completed on March 24, 2010, the Effective Date. As of the Effective Date, the outstanding debts and capital structure of the Company changed substantially from the debts and capital structure presented in the accompanying consolidated balance sheet dated December 31, 2009. Note 13, “Subsequent Events” includes a Pro-Forma Balance Sheet presentation that estimates the effect on the Company’s capital structure resulting from the closing of all transactions contemplated by the Amended Plan. The information included in this Note 7 is provided for information purposes only, and, with the exception of the Secured Greenfield line of credit discussed below, has little relevance to the capital structure following the Effective Date.

In conjunction with the Share Exchange, ANGF and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008 with Fourth Third, LLC (“Medley”), its senior secured lender (the “Credit Agreement”). In conjunction with the Credit Agreement, ANGF became obligated for the repayment of secured debt in the principal amount of $34 million. The Share Exchange had the effect of the assumption of the Credit Agreement by ANGF. Prior to the Share Exchange, EBOF was obligated for the repayment of the Medley secured debt.

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

As of September 9, 2009, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009 the Company suspended interest payments under the Credit Agreement, pending completion of negotiations to restructure the outstanding debt under the Credit Agreement. In addition, the filing by the Company of the Chapter 11 proceeding is an event of default under the Credit Agreement. As a result, the entire principal amount of this Credit Agreement is considered subject to acceleration under the terms of the Credit Agreement, and is classified as liability subject to compromise as of December 31, 2009.

As of December 31, 2009, the principal amount outstanding under the Credit Agreement was $36,354 million, including accrued and unpaid interest, and net of debt discounts, all in accordance with the provisions of ASC 852.10—see Note 6. Based upon management estimates and subsequently confirmed by an independent appraisal, management determined that the value of the collateral that secures the Credit Agreement is not sufficient to allow full recovery of the outstanding balance related to the Credit Agreement. As a result, under the provisions of ASC 852.10, the Company discontinued any further accruals of interest related to this Credit Agreement effective as of the September 9, 2009, the Chapter 11 petition date. Additionally, the full amount of this debt, plus any accrued interest, is classified as “liabilities subject to compromise.” Unpaid and accrued interest as of December 31, 2009 is approximately $ 1.3 million.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with Medley (the “Master Rights Agreement”). As part of the Master Rights Agreement, 1,100,000 shares were issued to Medley as additional consideration for the amended Credit Agreement. In addition, up to an additional 1,100,000 shares were to be issued to Medley upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) is determined. The number of shares to be issued is then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares. As a result of the Chapter 11 filing and subsequent Effective Date, the Shares held by the lender, along with all other rights to receive additional shares, were cancelled as of the Effective Date.

Line of Credit

In conjunction with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with Greenfield that provides up to $2.5 million of working capital financing against certain eligible accounts receivables. The Share Exchange had the effect of the assumption of the Greenfield revolving line of credit by ANGF. Prior to the Share Exchange, EBOF was obligated for the repayment of the Greenfield line of credit.

The Greenfield line of credit is secured with a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at December 31, 2009), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the

Company’s average annualized effective interest rate associated with this facility is approximately 28.4%. As of December 31, 2009, the outstanding balance of the line of credit was $741,201.

On February 27, 2009, the maturity date on this revolving line of credit was amended and extended to March 1, 2010. The amendment also added a prepayment penalty in the amount of $25,000, a loan fee of 0.75% of the average loan amount outstanding, payable monthly, and a loan commitment fee of $25,000 paid upon execution of the amendment.

Immediately following the Chapter 11 petition date, the Company entered into negotiations with Greenfield to provide DIP Financing via this secured revolving line of credit facility. These negotiations culminated with Bankruptcy Court approval of a DIP Financing agreement with terms identical to those described above, with the following modifications:  (1) the maximum amount of financing was reduced from $2.5 million to $2.0 million; and (2) an additional fee of $20,000 was payable in equal  monthly installments over the remaining term of the note (March 1, 2010). This line of credit was subsequently extended through April 1, 2011, with such extension requiring additional loan modification fees of $21,667.

The line of credit and its replacement DIP facility are both considered fully secured, and have been classified on the balance sheet as “liabilities not subject to compromise.” The line of credit currently maturing on April 1, 2011 is fully secured with a senior lien on all receivables.

Convertible Debt

In conjunction with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to BFI. The BFI note was convertible at any time into 756,325 shares of ANGF stock, at $10 per share for a portion of the note totaling $563,250, and $0.09 per share for $63,000 balance of the note. Proceeds from a third quarter 2008 private debt financing were used to repay $563,250 of the principal balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of September 30, 2009 of $63,000 that is convertible into 700,000 common shares at the conversion rate of $0.09 per share, subject to adjustment under certain circumstances as described below. Interest accrues at 12%, and is payable monthly.

The note provides for future adjustment to the conversion rate any time that ANGF issues common shares or derivatives of common shares at an effective price of less than $10 per share. The conversion rate adjustment provisions provide for reduction in the conversion price based upon a factor, the numerator of which is the effective price of the issued shares/derivatives, and the denominator of which is $10. Further, the note has no stated maturity date, is payable on demand, and does not provide for prepayment in the absence of consent by the holder.

As of the Effective Date, this note was fully paid and discharged via a payment of $72,324. As of December 31, 2009, this debt was classified as “liabilities not subject to compromise.”

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

Castlerigg Private Convertible Debt Financing

Effective as of August 19, 2008, the Company entered into a securities purchase agreement (the “Agreement”) with Castlerigg PNG Investments, LLC (“Castlerigg”) pursuant to which Castlerigg purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2009, Castlerigg also owned a beneficial interest of 60.38% of the outstanding common shares of ANGF. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to Castlerigg in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended and Restated Credit Agreement.

The Note matures on August 19, 2010 (the “Maturity Date”) however; it may be extended at the option of Castlerigg through August 19, 2012. This Note also contains cross default provisions that may accelerate maturity upon a default related to the Medley Secured Credit Agreement, and was considered in default as of September 9, 2009.

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

In connection with the Agreement, Castlerigg received a warrant to purchase 797,059 shares of common stock of the Company (the “Warrant”). The Warrant is exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph. All conversion rights and rights to acquire common shares were cancelled as of the Effective Date.

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

In conjunction with the Chapter 11 reorganization, Castlerigg provided $250,000 in additional financing during the 4th quarter of 2009.  Under applicable bankruptcy rules, this financing is considered a priority administrative claim; therefore, under ASC 852.10, this amount is classified as “liabilities not subject to compromise” as if December 31, 2009. As of the Effective Date, this liability was converted to a $250,000 senior secured short-term note, payable in 12 equal monthly installments, with interest at 10%, commencing immediately following the Effective Date.

Notes Payable and Other Current Liabilities

The Company entered into a note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor that had previously supplied, but had not received payment for, natural gas feedstocks to the Predecessor Entity. The note was due on September 25, 2009, and required monthly payments of $25,000 per month. The balance of this note as of December 31, 2009 was approximately $1,696,480. This note is unsecured and is classified as “liabilities subject to compromise.”

In connection with the Share Exchange, the Company assumed liability for certain vendor invoices relating to transportation services provided to EBOF for natural gas feedstock to the plant. The Company agreed to compromise and settle this liability over time by making monthly payments at the rate of $25,000 per month during the period of May through December 2009, with a lump sum payment of $217,000 in December 2009. Also, the Company retained an option to extend the monthly payments through June 2010, with a lump sum payment in June 2010 of $200,000, resulting in slightly higher total payments of $83,000 if the extension period is exercised. In conjunction with the Chapter 11 proceeding, this vendor was identified as a critical vendor for the purposes of the Bankruptcy proceeding (See Note 2); and, the terms of the settlement agreement were amended to allow monthly payments to continue through the Effective Date, with a final payment of the remaining settlement amount to be made immediately following the Effective Date. As of December 31, 2009, the balance owed to the vendor as the remaining settlement was $217,000, and was classified as “liabilities not subject to compromise.”

As a result of this amendment, and subsequent payment of the remaining settlement amount immediately after the Effective Date, the Company adjusted the carrying amount of the liability owed to this vendor as of December 31, 2009 to the actual amount of the remaining settlement payment due, and recorded income from debt restructuring of approximately $574,544.

Other current liabilities

As described in Note 10– “Outstanding Legal Proceedings,” the Kelley Group has asserted certain claims against the Company related to certain alleged transactions prior to the Share Exchange. In February 2010, the parties entered into a settlement agreement, subject to confirmation of the Plan. The agreement provided, among other things, that the Kelley Group would be granted an allowed unsecured claim of approximately $543,000, plus the transfer of title to certain equipment of nominal value. The allowed unsecured claim allows the Kelley Group to participate in distributions from the Unsecured Creditors Fund. Under the terms of the Plan, the Unsecured Creditors Fund was funded immediately following the Effective Date. As a result, as of December 31, 2009, the Company reduced the litigation accrual amount and certain other payables to the Kelley Group to reflect the allowed claim amount of $543,000, and recorded other income related to debt restructuring in the amount of approximately $727,887. The allowed claim amount is classified as “liabilities subject to compromise” as of December 31, 2009.

Summary Table of Notes Payable, Convertible Debts, and Line of Credit

A summary of the Company’s debts is included in the following table (amounts in 000s):

	Subject to Compromise	Not Subject to Compromise
Secured Credit Agreement	$36,354	$—
Line of Credit	—	741
Convertible Debt	60	72
Castlerigg Debt	3,188	250
Notes Payable to Vendor	1,696	—
Critical Vendor Settlement Payment	—	217
Kelley Group	543	—
Total Amounts	$41,841	$1,280

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of December 31, 2009 (amount in 000s):

Debt Outstanding at December 31, 2009
1 year or less	$43,121
2 years	—
3 years	—
4 years	—
5 years	—
Thereafter	—
Total future payments	$43,121

NOTE 8 — INCOME TAXES

The Company has experienced net operating losses since the Share Exchange including during the twelve months ended December 31, 2009 and six months ended December 31, 2008. The Company’s management believes it is more likely than not that the net deferred tax assets will not be fully realized based on its operating history. Therefore, the Company has provided a valuation allowance against its deferred tax assets at December 31, 2009 and December 31, 2008. In addition, net operating loss carry forwards that were held by the Company prior to the date of the Share Exchange in the amount of $2.0 million may be subject to substantial limitations as to future use by Section 382 of the Internal Revenue Code. At December 31, 2009, the Company has accumulated operating losses totaling approximately $10.4 million. The net operating loss carry-forwards will begin to expire in future periods if not utilized. There were no significant differences between the United States federal statutory rates and income tax expense except for valuation allowances, and in particular, the $8.052 million valuation allowance recorded in the 4th quarter of 2009 (see Note 5). Non-current deferred tax assets of approximately $3.6 million at December 31, 2009 were fully reserved and no income tax expense or benefit was recorded during the year. Valuation allowances for deferred tax assets increased by approximately $1.8 million during the year ended December 31, 2009.

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of the remaining tax attributes that were generated prior to the change in ownership could be substantially limited. The amount of limitation, if any, will be determined at a later date.

The Company adopted ASC 740 Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the year ended December 31, 2009 or the six-month period ended December 31, 2008.

NOTE 9—STOCKHOLDERS’ EQUITY

As of the Effective Date, all existing equity of the Company was eliminated, including all shares of capital stock, options, warrants, and other derivative instruments that are linked to the Company’s existing equity, including all instruments described in the following paragraphs.

Potential dilutive common shares

There were 1,683,102 debt conversion options outstanding as of December 31, 2009. There was an additional 2,550,000 shares that are potentially issuable pursuant to agreements described above. As of December 31, 2009, there were also 797,059 warrants outstanding issued in connection with the above private debt financing. As of December 31, 2009, total potential dilutive common shares were 5,030,161. Due to net losses or anti-dilutive features, these warrants and conversion options were not presented on the Consolidated Statement of Operations.

Potential dilutive common shares outstanding as of December 31, 2009 are as follows:

Description	Exercise Price (1)	Conversion shares
Convertible shares:
June 3, 2008 Black Forest Note convertible debt totaling $63,000	$0.09	700,000
June 5, 2008 convertible debt totaling $59,785	$0.09	664,278
August 19, 2008 convertible debt totaling $3,188,235	$10.00	318,824
Total convertible shares as of December 31, 2009	—	1,683,102
Contingent shares:
Potential issuance related to Master Rights Agreement	N/A	1,100,000
Potential Kelley Settlement Agreement	N/A	1,450,000
Warrants:
August 19, 2008 warrants on private debt financing $3,188,235	$10.00	797,059
Total potential dilutive common shares as of December 31, 2009	—	5,030,161

(1)  Virtually all exercise prices and/or conversions were subject to adjustment and/or substantial reduction under certain circumstances.

Warrants

As of December 31, 2009, there were 797,059 warrants outstanding issued in connection with the private debt financing on August 19, 2008 totaling $3,188,235. These warrants are exercisable at $10 per share, and expire in 10 years. As of December 31, 2009, no warrants have been exercised or forfeited. The weighted average exercise price for all warrants outstanding as of September 30, 2009 was $10 per share.

The warrant fair value of $58,566 was determined by using the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrants as of the year end, (3) expected volatility, and (4) zero expected dividends.

A summary of the Company’s stock warrant activity and related information at December 31, 2009 is as follows:
	Number of Shares Under Warrant	Exercise Price	Weighted Average Exercise Price

Warrants outstanding at December 31, 2008
Issued	797,059	$10.00	$10.00
Exercised	—	—	—
Repurchased	—	—	—
Expired	—	—	—

Warrants outstanding and exercisable at December 31, 2009	797,059	$10.00	$10.00

Share based Compensation

During the six month period ended December 31, 2008, the Company issued 25,000 restricted shares, valued at approximately $69,000 of ANGF’s common stock to directors for services rendered. In February 2009, the Company committed to issue 1,000,000 common stock purchase options to its newly hired CEO. These options expire in 10 years, vest ratably over 12 quarters, and have an initial strike price of $10 per common share subject to adjustment under certain conditions. As of the Effective Date, all such common stock purchase options were deemed cancelled.

As of the Effective Date, Mr. Hacioglu was deemed granted options to purchase 1,997,342 shares of our common stock at an exercise price of $.58 per share subject to adjustment under certain conditions   These options expire in 10 years and vest ratably over 12 quarters..

NOTE 10 — OUTSTANDING LEGAL PROCEEDINGS

In conjunction with the voluntary reorganization under Chapter 11, all litigation against the Company was stayed and, as of the Effective Date, all litigation was settled according to the terms of the Amended Plan.

Kelley Matters. In December 2008, Oliver Kendall “Ken” Kelley and certain affiliated parties (the “Kelley Group”) filed a lawsuit against AP Holdings International, Inc. et. al. that includes ANGF and Earth Leasing, Inc. (“Earth Leasing”), a wholly owned subsidiary of the Company. The lawsuit alleged that certain preferred stock was issued by Earth Leasing in 2006 in favor of plaintiffs, and that dividends on this preferred stock are accrued, accruing and unpaid. This lawsuit also alleged that other payables are owed to the Kelley Group. The Company disputes all claims that are alleged, believes that there are valid defenses to these claims and intends to vigorously defend its position. However, in conjunction with prior settlement discussions among the parties, the Company established an accrual in its balance sheet of a liability in the amount of $947,000 to reflect an estimate of the potential settlement value of these claims, including estimated legal and other defense costs, although the accrual is not to be considered as an acknowledgement of liability.

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

In February 2010, the parties entered into a settlement agreement, subject to confirmation of the Amended Plan. The agreement provided, among other things, that the Kelley Group would be granted an allowed unsecured claim of approximately $543,000, plus the transfer of title to certain equipment of nominal value. The allowed unsecured claim allows the Kelley Group to participate in distributions from the Unsecured Creditors Fund. Under the terms of the Amended Plan, the Unsecured Creditors Fund was funded immediately following the Effective Date. As a result, as of December 31, 2009, the Company reduced the litigation accrual amount and certain other payables to the Kelley Group to reflect the allowed claim amount of $543,000, and recorded other income related to debt compromises in the amount of approximately $788,000. The allowed claim amount is classified as “liabilities subject to compromise” as of December 31, 2009.

Other Matters.  From time to time, we are involved in a variety of claims, suits, investigations, proceedings, and legal actions arising in the ordinary course of our business. We intend to vigorously defend all claims against us. Although the ultimate outcome of these matters cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition, or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

NOTE 11 — CUSTOMER AND SUPPLIER CONCENTRATIONS

Our business is dependent upon the operation of a single natural gas liquefaction plant that draws in natural gas feedstock directly from an adjacent natural gas pipeline. While the pipeline is operated as a common carrier, and subject to applicable common carrier rules and regulations, any extended disruption in the operations of this pipeline, or in our relationship with the operator of the pipeline, could have a material adverse effect upon our business.

Our sales are derived from various governmental agencies and authorities and from private fleet operations, and the number of companies and actual or potential customers that own and operate LNG fueled vehicles is relatively small. Consequently, the Company operates in a highly competitive environment and has sales concentrations with certain major customers.

Major Customers

For the year ended December 31, 2009, the Company’s three largest customers contributed approximately 59% of total sales to the Company and its predecessor entity. These customers were:

Customer	% of 2009 sales

City of Phoenix	26%
Waste Management, Inc.	20%
Orange County Transportation Authority	13%

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

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. We adopted the provisions of ASC 855 effective June 30, 2009. In accordance with the provisions of ASC 855, we have evaluated events subsequent to December 31, 2009 through the report date, the date these financial statements were issued in this report on Form 10K for the year ended December 31, 2009.

In June 2009, the FASB issued ASC 810. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. We do not believe the adoption of ASC 810 will have a material impact on the Company.

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

NOTE 13—SUBSEQUENT EVENTS AND EFFECT OF CONFIRMED PLAN OF REORGANIZATION

As Described in Note 2, the Company completed its reorganization under Chapter 11 on March 24, 2010, the Effective Date. Effective with its Quarterly Report on Form 10-Q dated March 31, 2010, the Company will adopt fresh-start accounting as required by ASC 852 because (i) the reorganization value of the assets immediately prior to the confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and (ii) the holders of the existing voting shares immediately prior to the confirmation of the Plan received less than 50% of the voting shares of the emerging entity. Accounting principles generally accepted in the United States (“GAAP”) require the adoption of fresh-start accounting as of the Plan confirmation date, or as of a later date when all material conditions precedent to the Plan’s becoming effective are resolved, which occurred on the Effective Date.

The following Pro-forma balance sheet estimates the effect of the Amended Plan, and all transactions contemplated by the Plan, virtually all of which were consummated on or immediately after the Effective Date:

($’s in thousands)

ASSETS	Balance		Pro-Forma
Current Assets	12/31/2009	Adjustments	Balance
Cash and cash equivalents	$401	513	$914
Trade accounts receivable	1,749		1,749
Prepaid expenses and other current assets	892		892
Total Current Assets	3,042		3,555

Property, plant and equipment--net	26,158		26,158
Prepaids and other long term assets	-		-
TOTAL ASSETS	$29,200		$29,713

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Liabilities not subject to compromise
Accounts payable and accrued expenses	$988	211	777
Line of credit	741		741
Current portion of long term debt		(250)	250
Notes payable and other current liabilities	1,284	1,093	191
Total liabilities not subject to compromise	3,013		1,959
Liabilities subject to compromise	42,738	42,738	0
Total Current liabilities	45,751		1,959
Long Term Debt	-	(16,334)	16,349
Total Liabilities	45,751		18,308

Stockholders' Equity (Deficit)	(16,551)	(27,956)	11,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$29,200		$29,713

Summary of Confirmation Adjustments:
Adjustments to Cash:
Confirmation Funding by Castlerigg	8,075
Reflect confirmation payment to critical vendor	(217)
Reflect confirmation payment of unimpaired convertible note	(72)
Reflect administrative expenses paid on or before Effective Date	(1,007)
Reflect payment to Medley for retirement of Secured Debt	(5,500)
Other Critical Vendor Payments	(16)
Record confirmation payment to Unsecured Creditors Fund	(750)
Total Adjustments to Cash	513
Adjustments to Liabilities Subject to Compromise:
Eliminate note payable to vendor	1,696
Eliminate other convertible debt	60
Eliminate Castlerigg private convertible debt	3,188
Convert Medley Secured Debt to Equity	21,053
Transfer Medley Secured Debt to Long-term Debt	15,300
Eliminate Claim of Kelley Group	543
Eliminate pre-petition accounts payable	897
Total Adjustments to Liabilities Subject to Compromise	42,738

Adjustments to Liabilities Not Subject to Compromise:
Reflect confirmation payment to critical vendor	217
Transfer Castlerigg short term note to current portion of long term debt	250
Transfer long term portion of priority taxes payable to long term debt	554
Payment of unimpaired Convertible Note	72
	1,093
Other Critical Vendor payments	16
Accrue administrative expenses through Effective Date	(1,307)
Transfer long term portion of administrative expenses payable to long term debt	495
Payment of administrative expenses	1,007
	211
Total Adjustments to Liabilities Not Subject to Compromise	1,304

Adjustments to Long Term Debt:
Record New Secured Notes	15,300
Transfer long term portion of administrative expenses payable to long term debt	495
Transfer long term portion of priority taxes payable to long term debt	554
Total Adjustments to Long Term Debt:	16,334

Total Adjustments to Equity:
Common Stock Issued to Castlerigg for Cash consideration	2,575
Eliminate note payable to vendor	1,696
Eliminate other convertible debt	60
Eliminate Castlerigg private convertible debt	3,188
Convert Medley Secured Debt to Equity	21,053
Eliminate Claim of Kelley Group	543
Eliminate pre-petition accounts payable	897
Accrue administrative expenses through Effective Date	(1,307)
Record confirmation payment to Unsecured Creditors Fund	(750)
Total Adjustments to Equity	27,956

As of the Effective Date, the Company’s Debt is described below:

Credit Agreement

On the Effective Date, we entered into a Credit Agreement (the “New Credit Agreement”) with Medley, as lender and agent, and Castlerigg, as lender. The New Credit Agreement provides for a senior secured term loan facility in the principal amount of $15,550,000 million, consisting of a $9.8 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.5 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”).

Borrowings under the New Credit Agreement accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date shall be paid-in-kind and added to the principal amount of the Medley Loan and Castlerigg Loan on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis. Interest accrued on the Castlerigg Short Term Loan, along with principal installments of $25,000, shall be paid to Castlerigg on a monthly basis from the Effective Date until the maturity of the Castlerigg Short Term Loan.

Pursuant to a Guarantee and Collateral Agreement (the “Collateral Agreement”), the obligations under the New Credit Agreement are guaranteed by all of our subsidiaries (the “Guarantors”) and are secured by a first priority security interest in substantially all of our assets and the assets of the Guarantors, now existing or hereafter acquired (excluding accounts receivable and inventory of certain of our subsidiaries) (collectively, the “Greenfield Collateral”) as to which Greenfield has a senior secured interest), and a second priority security interest in the Greenfield Collateral.  In addition, the Medley Loan and Castlerigg Loan (including the Castlerigg Short Term Loan) are secured by a first priority security interest and a second priority security interest, respectively, in our existing fleet of twenty-four (24) cryogenic trailers. The obligations under the New Credit Agreement are also secured by a pledge of the equity interests of the subsidiaries of the Company and each Guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries.

The New Credit Agreement contains covenants that will limit our ability  to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The New Credit Agreement also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The New Credit Agreement contains a variety of events of default, which are typical for transactions of this type, including the following events:

•	failure to pay amounts due under the New Credit Agreement;
•	a breach of any representation or warranty contained in the New Credit Agreement or related documents;
•	failure to comply with or perform certain covenants under the New Credit Agreement;
•	the insolvency of us or our subsidiaries;
•	a termination or default under our Intercreditor Agreement with Greenfield; or
•	any change of control of our outstanding shares.

The New Credit Agreement also contains certain financial covenants as summarized as follows:

•	fixed charge coverage ratio of .6:1 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and 1.2:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $350,000 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and $600,000 for all subsequent quarters; and

•	Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter.

The descriptions of the New Credit Agreement and Collateral Agreement are qualified in their entirety by reference to the full text of such agreements, copies of which were filed as Exhibits 10.3 and 10.4, respectively, and are incorporated by reference herein.

Extension of Greenfield Note

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”), effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at the Effective Date), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during 2009 associated with this facility was approximately 28.4%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of the Effective Date, the balance outstanding on this note was approximately $315,000.

Other Long Term Liabilities

Other liabilities include the following:  $500,000 in deferred administrative expenses that are payable as follows:  2010: $5,000; 2011: $70,000; 2012: $75,000; 2014:$350,000.

Priority tax payments in the amount of $714,000, payable in 54 equal monthly installments (approximately $160,000 annualized), commencing April 2010, with interest at approximately 6% per annum.

Debt Maturities

Based upon the current loan agreements, debt will mature as follows:
2010-$375,000; 2011-$971,000; 2012-$235,000; 2013-$160,000; 2014-$15,764,000

Commitments and Contingencies

The Company has a contingent obligation to fund an additional $450,000 to the Creditors Fund on December 31, 2011 in the event that certain excise tax refunds are not collected and remitted to the Creditors Fund prior to such date. The obligation is limited to $450,000 less the actual amount of excise tax refunds collected and remitted to the Creditors Fund.