Form 10-K/A
PNG VENTURES INC
filed 2010-04-23
CIK 1016900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K/A

(Amendment No. 1)

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
Yes [X]     No [  ]

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
Yes [  ]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Documents Incorporated by Reference:  None

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Applied Natural Gas Fuels, Inc. (the “Company,” “we” or “us”) for the fiscal year ended December 31, 2009 is being filed for the sole purpose of correcting a typographical error made with respect to our description in “Item 11. Executive Compensation” of Amendment No. 1 to the Employment Agreement of Cem Hacioglu, our Chief Executive Officer. The Annual Report on Form 10-K, as filed, incorrectly indicated that the exercise price for Mr. Hacioglu’s option to purchase our common stock was $.058 per share. The correct exercise price is $0.58 per share, as indicated below.

This Amendment is not intended to revise any other information presented in our Annual Report on Form 10-K for the year ended December 31, 2009 as originally filed and all such other information in the original filing, which remains unchanged, has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of our original Annual Report on Form 10-K for the year ended December 31, 2009, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K for the year ended December 31, 2009, including any amendments to those filings.

Item 11.	Executive Compensation.

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2009 and 2008, respectively (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Cem Hacioglu(2)	2009	$262,900	--	--	0	$262,900
Kevin Markey(3)	2009	$186,500	--	--	--	$186,500
	2008	$183,000	--	--	--	$--
____________
(1)
Represents the grant date fair value of the award, calculated in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. All option awards granted prior to December 31, 2009 were cancelled effective March 24, 2010 in connection with our emergence from bankruptcy.

(2)	Mr. Hacioglu was appointed Chief Executive Officer of the Company on February 16, 2009.
(3)	Mr. Markey served as Interim Chief Executive Officer of the Company until February 16, 2009, and since that time has served as Vice President of Sales.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Cem Hacioglu	218,750	781,250	$10.00	02/16/2019

Narrative Disclosure to Summary Compensation and Outstanding Equity Awards Tables

Employment Agreements:

The Company has employment agreements with its key officers, Cem Hacioglu, Kevin W. Markey and Richard Rychlik. In addition, the Company also had a consulting agreement with its Director, W. Phillip Marcum, which was terminated effective July 1, 2009.

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

Effective March 24, 2010, in connection with the Amended Plan, we entered into Amendment No. 1 to the Employment Agreement of Mr. Hacioglu (the “Amendment”). Under the Amendment,  Mr. Hacioglu’s cash and option bonuses were re-set to 10% and 14%, respectively, in 2010, and 5% and 7%, respectively, in 2011, if EBITDA targets to be established by the Board of Directors are exceeded for years 2010 and 2011. Mr. Hacioglu is also to receive an option bonus for 2009 of 200% of the amount of options awarded to each director, if any, for service during 2009. In addition, the Amendment ratified and confirmed the continued effectiveness of the grant and the Adjustment feature associated with Mr. Hacioglu's employment-based options. As adjusted by virtue of the Amended Plan, Mr. Hacioglu’s original option was surrendered. The Company issued new replacement options to purchase 1,997,342 shares of our common stock at an exercise price of $0.58 per share (an implied value of 120% of the per share equity value of our shares under the Amended Plan). Other than as covered by the Amendment, the terms of Mr. Hacioglu's original employment agreement with the Company dated February 1, 2009, remain in full force and effect.

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

On May 21, 2008, we entered into an employment agreement with Kevin W. Markey to serve as our Chief Executive Officer for a period of 10 days, with automatic extensions every 10 days unless terminated in accordance with the agreement. The agreement also provides for a salary of $50 per day, and is subject to immediate cancellation by either party upon notice.

On June 24, 2008, Mr. Markey entered into an employment agreement with New Earth LNG, LLC, our wholly-owned subsidiary, and all of its subsidiaries, which collectively includes all of the entities involved in the LNG Business (the “LNG Business entities”). This Agreement provides that Mr. Markey shall serve as the President, Chief Operating Officer and Vice President of Operations of the LNG Business entities for a term of one year at a base salary of $200,000, and subject to cancellation by either party upon five days written notice. Subsequently, Mr. Markey also assumed the roles of Chief Financial Officer and Principal Accounting Officer of the LNG Business entities, as well as for the Company. The Agreement also provides for bonuses and warrants to be paid upon satisfaction of certain conditions, none of which have been met. Mr. Markey’s title of President was dropped on February 16, 2009, effective with the various appointments of Mr. Hacioglu.

On August 21, 2009, we entered into a new employment agreement with Mr. Markey to serve as our Vice President-Sales, for an indefinite period. The Agreement supersedes previous arrangements and provides for an annual salary of $125,000 and a bonus of 5% of “gross profit,” as defined in the employment agreement, on certain “new business” as specified therein.

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

Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders:	--	--	--
Equity compensation plans not approved by security holders:
Options issued to directors, officers and employees	--	--	--
Total	--	--	--

PART IV

Item 15.                      Exhibits and Financial Statement Schedules.

 The following documents are filed as a part of this report:

Exhibit No.	Document Description
31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED NATURAL GAS FUELS, INC.

Date: April 23, 2010	By:	/s/ Cem Hacioglu
Cem Hacioglu
President, Chief Executive Officer, & Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cem Hacioglu	President, Chief Executive	April 23, 2010
Cem Hacioglu	Officer, & Director

*	Principal Accounting Officer	April 23, 2010
Richard Rychlik

*	Director	April 23, 2010
W. Phillip Marcum

*	Director	April 23, 2010
Matthew Pliskin

*	Director	April 23, 2010
John F. Levy

*	Director	April 23, 2010
Corey B. Davis

*	Director	April 23, 2010
Kevin P. Collins

*	Director	April 23, 2010
Tom Quimby

* By:	/s/ Cem Hacioglu
Cem Hacioglu
Attorney-in-fact