Form 10-Q
period 2010-05-17
Applied Natural Gas Fuels, Inc.
filed 2010-05-17
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2010
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

APPLIED NATURAL GAS FUELS, INC.
(f/k/a PNG Ventures, Inc.)

 (Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

31111 Agoura Road, Suite 208
Westlake Village, CA 91361
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

Large accelerated filer  [  ] Accelerated filer [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes[X]    No [  ]

As of April 30, 2010, there were 20,000,000 shares of common stock of the registrant outstanding.

 APPLIED NATURAL GAS FUELS, INC.

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands except share amounts)

ASSETS	March 31, 2010 (Successor)	December 31, 2009 (Predecessor)
Current Assets
Cash and cash equivalents	$527	$401
Trade accounts receivable, net of allowances of $28 and $22	1,611	1,749
Prepaid expenses and other current assets	1,220	892
Total Current Assets	3,358	3,042
Property, plant and equipment, net	25,549	26,158
Deposits and other long term assets	15	—
Total Assets	$28,922	$29,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Liabilities Not Subject to Compromise
Accounts payable and accrued expenses	$629	$988
Line of credit	349	741
Current portion of long term debt	407	—
Notes payable and other current liabilities	—	1,284
Total liabilities not subject to compromise	1,385	3,013
Liabilities Subject to Compromise	—	42,738
Total Current Liabilities	1,385	45,751

Long Term Debt
Liabilities Not Subject to Compromise
Secured credit agreement	15,650	—
Priority taxes and other administrative fees	718	—
Total Long Term Debt	16,368	—
Total Liabilities	17,753	45,751

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 20,000,000 and 10,084,738 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	20	10
Additional paid-in capital	11,149	(4)
Accumulated deficit	—	(16,557)
Total Stockholders’ Equity (Deficit)	11,169	(16,551)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,922	$29,200

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands except per share amounts)

	Predecessor Entity
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Revenue	$5,709	$6,405

Operating Expenses
Production costs	4,094	4,196
Compensation	453	448
Other selling, general and administrative	695	896
Depreciation	628	578

Income (loss) from operations	(161)	287

Other expense
Interest expense	(96)	(1,542)
Total other expense	(96)	(1,542)

Loss Before Reorganization Items	(257)	(1,255)

Reorganization items:
Administrative expenses	(1,310)	‒
Gains on debt restructuring	19,666	‒
Total Reorganization items:	18,356	‒

Net Income (loss)	$18,099	$(1,255)

Income (loss) per share - basic and diluted	$1.79	$(.125)

Weighted average number of common shares outstanding - basic and diluted	10,084,738	10,013,019

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(amounts in thousands)

	Predecessor Entity	Predecessor Entity
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Cash Flows from Operating Activities:
Net Income (loss)	$18,099	$(1,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructuring	(19,666)	—
Depreciation	628	578
Amortization of debt discounts, loan and deferred finance costs	—	417
Decrease (increase) in:
Trade accounts receivable	138	741
Prepaid expenses and other current assets	257	242
Accounts payable and accrued expenses	(174)	223
Net cash provided by (used in) operating activities	(718)	946

Net cash used in reorganization activities	(1,573)	—

Cash Flows From Investing Activities:
Purchases of equipment	(19)	(491)
Net cash used in investing activities	(19)	(491)

Cash Flows From Financing Activities:
Repayment of notes	(97)	(41)
Proceeds from debt issuances	350	285
Net changes in line of credit	(392)	(497)
Proceeds from the sale of stock	2,575	—
Net cash provided by (used in) financing activities	2,436	(253)

Net increase in cash	126	202
Beginning of period	401	419
End of period	$527	$621

Supplemental Cash Flow Disclosures:
Cash paid for interest	$96	$1,180
Cash paid for taxes	$—	$—
Non cash investing and financing activities:
Debt issued to settle liabilities subject to compromise	$15,300	$—
Debt issued to settle notes and other current liabilities	$930	$—
Stock issued in settlement of liabilities subject to compromise	$7,041	$—
Par value of common stock issued in reorganization	$20	$—

See accompanying notes to unaudited condensed consolidated financial statements

Applied Natural Gas Fuels, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Applied Natural Gas Fuels, Inc., and its subsidiaries, which are collectively referred to as “ANGF,” the “Company,” “Successor Entity,” “Predecessor Entity”, “we,” “our,” or “us,” unless the context requires otherwise. All significant intercompany transactions have been eliminated in consolidation. Effective March 24, 2010, the Company formally changed its name from PNG Ventures, Inc. to Applied Natural Gas Fuels, Inc.

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

On June 30, 2008, the Company entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies USA, LLC, Fleet Star, Inc. and Arizona LNG, LLC. With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

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

As the Share Exchange resulted in a change of control in which third parties unrelated to EBOF acquired control of the majority of ANGF Shares outstanding, and control of ANGF’s operations, management, and Board of Directors, ANGF accounted for the Share Exchange under the purchase accounting method.

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

As discussed in more detail below in Note 2—“Voluntary Reorganization Under Chapter 11” the Company emerged from the Chapter 11 proceeding on March 24, 2010, and adopted Fresh Start reporting effective March 31, 2010.

The accompanying consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on stockholders’ equity, working capital, or net loss.

 NOTE 2 — VOLUNTARY REORGANIZATION UNDER CHAPTER 11

During 2009, the Company completed a comprehensive evaluation of its strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to i) mitigate the impact of certain onerous debt and contractual obligations, and ii) restructure its balance sheet to position the Company’s business for long-term success. On September 9, 2009, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) (Case No. 09-13162).

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
As discussed in more detail below in “Accounting for Consummation of the Plan,” the Company, on March 24, 2010 (the “Effective Date”), satisfied all material conditions precedent to the effectiveness of the Amended Plan, thereby allowing the Amended Plan to become effective. The Company elected to use March 31, 2010 as the date for adopting Fresh Start reporting in order to coincide with the Company’s normal financial closing for the 1st quarter of 2010.

On the Effective Date, and in complete settlement of all pre-petition claims: (i) Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note, accruing interest at 10% per annum (adjusted at the effective date to $10.0 million to include legal fees advanced by Medley), and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company; (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of unsecured convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Plan (inclusive of $250,000 advanced prior to Confirmation), in return for which it received a $5.5 million senior secured four year term note, accruing interest at 10% per annum  (adjusted at the effective date to $5.65 million to include legal fees advanced by Castlerigg), a $250,000 senior secured short-term note, and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness received a pro rata share of a $750,000 creditor fund (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company (collectively, the “Unsecured Creditor Fund”).

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

As of March 31, 2010, the Company’s capital structure consists of the following:

1.
A new $10.0 million Senior Secured Term Loan in favor of Fourth Third, LLC (“Medley”), bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date. This loan is secured by first lien rights, pari passu with Castlerigg (described below), on all assets except for accounts receivable.

2.
A new $5.650 million Senior Secured Term Loan in favor of Castlerigg ANGF Investments, LLC (Castlerigg), bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date and secured by first lien rights, pari passu, with Medley (described above), on all assets except for accounts receivable.

3.	A $250,000 Senior Secured Short-Term Loan in favor of Castlerigg, bearing an interest rate of 10%, and payable in 10 equal monthly payments of $25,000 commencing with the Effective Date.

4.
A $2 million working capital Line of Credit in favor of Greenfield Commercial Credit LLC (“Greenfield”) that matures on April 1, 2011, with an interest rate and terms consistent with the credit facility in effect prior to the Chapter 11 filing. This facility is secured by accounts receivable.

5.	Common Stock— 20,000,000 newly issued shares of new Common Stock (“New ANGF Common Stock”) issued as follows:
a.	13,200,000 common shares issued to Medley as consideration for the conversion to equity of the majority of the senior secured note held at the time of the Company’s Chapter 11 filing.
b.	5,300,000 common shares issued to Castlerigg as consideration for its new investment in the Company.
c.	1,500,000 common shares issued to unsecured creditors in partial settlement of unsecured trade and other unsecured debts, as provided by the terms of the Amended Plan.

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, the Company adopted the Fresh Start reporting provisions of ASC 852.10, with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by the Company in conjunction therewith. Fresh Start reporting is required because (i) the reorganization value of the assets of the Company immediately before the date of Confirmation of the Amended Plan was less than the sum of all the allowed claims and post-petition liabilities, and (ii) holders of the Company’s common shares immediately prior to Confirmation of the Amended Plan received less than 50% of the common shares issued in conjunction with the Amended Plan. Under the provisions of ASC 852.10, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the Effective Date. Due to the proximity of the Effective Date to the end of the Company’s 1st quarter of 2010, and the relative immateriality of operations during the intervening period, the Company applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments, gains and losses are reflected in the Company’s financial statement as of and for the quarter ended as of March 31, 2010.

In connection with the Amended Plan, the Company engaged a valuation firm to provide management with an estimate of the fair market value of the Company’s assets. This report was used as the basis for adjusting the carrying values of the Company’s property, plant, and equipment as of December 31, 2009 (see Note 5). Other Fresh Start adjustments effective as of March 31, 2010 are summarized in the table below.

Under the provisions of ASC 852.10, the Company is considered a new reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010; likewise, references to “successor entity” refer to the Company on or after March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity and the successor entity, the financial statements of such entities are not necessarily considered comparable.

The following table summarizes the adjustments that have been made by the Company as of March 31, 2010 to reflect application of Fresh Start accounting, as well as recognition of the effects of the Amended Plan:

(amounts in thousands)	Predecessor	Reorganization	Fresh Start	Successor
	March 31, 2010	Adjustments	Adjustments	March 31, 2010
ASSETS
Current Assets
Cash equivalents	$527			$527
Trade accounts receivable	1,611			1,611
Prepaid expenses and other current assets (1)	620	600		1,220
Total Current Assets	2,758			3,358
Property, plant and equipment, net	25,549			25,549
Other Non-current assets	15			15
TOTAL ASSETS	$28,322	600	-	$28,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable and accrued expenses (2)	$3,353	(2,724)		$629
Line of Credit	349			349
Current Portion of long term debt (3)	-	407		407
Liabilities subject to compromise (5)	42,738	(42,738)		-
Total Current Liabilities	46,439			1,385
Long term debt & other long term liabilities (3)	-	16,368		16,368
Total Liabilities	46,439			17,753
Stockholders' equity (deficit)
Common stock (4)	10	10		20
Additional Paid-in capital (5)	(4)	9,611	1,542	11,149
Accumulated deficit (5)	(18,124)	19,666	(1,542)	-
Total stockholders' equity (deficit)	(18,118)			11,169
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,322	600	-	$28,922

(1) Adjustment to reflect estimated net proceeds held in escrow and due to the Company, related to the March 24, 2010 closing of all transactions contemplated by the Amended Plan. Proceeds to be released from escrow upon final determination and payment of all administrative claims.

(2) Estimated liabilities paid from proceeds of March 24, 2010 closing.

(3)  Adjustments to record current and long term portion of all debts of the successor company.

(4)  Adjustment to reflect issuance of successor company common stock, and cancellation of predecessor company common stock.

(5)  Adjustment to record net effect of all reorganization adjustments and Fresh Start adjustments.

Reorganization items  included in the predecessor income statement for the 1st quarter of 2010 are summarized below:

Reorganization Items
Gain on settlement of liabilities subject to compromise	19,666
Administrative expenses	(1,310)
Total	18,356

 NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows  include the accounts of ANGF, New Earth LNG, LLC and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

 Adoption of ASC 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code – As a result of our bankruptcy filing (see Note 2), and in accordance with ASC 852.10, all liabilities subject to compromise are segregated in the Consolidated Balance Sheet as of December 31, 2009 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, in the Consolidated Statement of Operations for the year ended December 31, 2009. Reorganization items are also disclosed separately in Consolidated Statements of Cash Flows. Effective March 31, 2010, the Company adopted the Fresh Start reporting provisions of ASC 852.10.

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

The Company follows a framework for consistently measuring fair value under generally accepted accounting principles, and the disclosures of fair value measurements. The framework provides a fair value hierarchy to classify the source of the information.

The fair value hierarchy is based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value and include the following:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash, the only Level 1 input applicable to the Company (there are no Level 2 or 3 inputs), is stated on the Condensed Consolidated Balance Sheets at fair value.

Impairment of Long-Lived Assets  — In accordance with ASC 360, the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of its assets, on a going concern basis, by estimating the undiscounted future net cash flows expected to result from the asset over its expected useful life, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. In conjunction with our Chapter 11 filing, the Company engaged a valuation firm to prepare an estimate of the fair market value of the assets of the Company. Based upon the report of this firm, the fair market value of the assets of the Company was estimated to be approximately $29 million. As a result, the carrying values of assets of the Company were adjusted, effective December 31, 2009, to this amount, by writing down the carrying value of certain long-lived assets (see Note 5).

Property, Plant and Equipment — Other than as discussed in the immediately preceding paragraph, property, plant and equipment are carried at cost. Depreciation of property, plant, and equipment is provided using the straight line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Effective March 31, 2010, in conjunction with the application of Fresh Start reporting, all accumulated depreciation and allowance for impairments were netted against the carrying cost of property. Prospective depreciation provisions will be based upon the new carrying value of property in accordance with the depreciation policies as described in Note 5.

Cash and Cash Equivalents — The Company considers all highly liquid investments with an original maturity of three-months or less to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair value. We hold cash and cash equivalents at financial institutions, which, at times, may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. Historically, we have not experienced any losses due to such concentration of credit risk.

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

Revenue — Revenues are derived primarily from the sale of liquefied natural gas, which is sold to end users and is recognized based on actual volumes of LNG sold. Revenue is recognized in accordance with ASC 605, when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectability is probable, delivery of a product has occurred and title and risk of loss has transferred or services have been rendered. Revenues include shipping and handling costs billed to the customers.

From time to time, we derive a material portion of our revenues from one or more significant customers. During the quarters ended March 31, 2010 and 2009 approximately 21% and 42%, respectively of our revenues were derived from our largest customer, and an additional 25% and 29%, respectively of our revenues were derived, collectively, from our second and third largest customers. No other customer represented more that 10% of our total revenues during either of these periods. Less than 10% of our sales are derived from customers in Mexico (see Note 11).

Production Cost — Production costs consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of March 31, 2010 and December 31, 2009, all deferred tax assets are fully reserved.

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

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in thousands):

Description	March 31, 2010	December 31, 2009
Prepaid expenses	$353	$600
Deposits	100	241
Escrow monies	600	—
Inventory	50	51
Other assets	132	—
Less current portion	(1,220)	(892)

Long term prepaids and other assets	$15	$0

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

As of March 31, 2010 and December 31, 2009, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the Share Exchange.

Description	March 31, 2010	December 31, 2009
LNG production facilities	$25,497	$37,712
Fixtures and equipment	52	68
Total cost	25,549	37,780
Accumulated depreciation and valuation allowance	—	(11,622)
Net property, plant and equipment	$25,549	$26,158

Depreciation expense for the quarters ended March 31, 2010 and 2009 were approximately $630,000 and $578,000, respectively.

In conjunction with the Company’s voluntary reorganization under Chapter 11 (see Note 2), the Company commissioned an appraisal firm to perform a study of the estimated fair market value of its assets. This study was completed in the 4th quarter of 2009 and estimated that the total fair market value of the assets of the Company was approximately $29 million. As a result, effective December 31, 2009, the Company reduced the carrying value of its assets by recording a valuation allowance of $8.1 million. This charge was allocated entirely to the carrying values of Property, Plant, and Equipment, since all other assets of the Company were already adjusted to readily estimable fair market values. Effective March 31, 2010, the Company adopted Fresh Start reporting and eliminated all accumulated depreciation and valuation allowances by netting such amounts against the carrying values of property, plant, and equipment, resulting in an adjusted cost basis for such assets. On a prospective basis, future depreciation will be calculated, in accordance with the depreciation policies described below, and based upon such adjusted cost basis.

ANGF’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG production facilities	15 Years

NOTE 6 — Classification of Predecessor Entity Liabilities as of December 31, 2009

Liabilities subject to compromise refers to liabilities of the predecessor entity incurred prior to the Petition Date that were unsecured or otherwise anticipated to be compromised and/or impaired, and were addressed and resolved in various manners at less than face value according to the terms of the Amended Plan. This category of liabilities does not include post-petition debts, administrative claims, or other priority claims that have payment priority under the Bankruptcy Laws and are therefore not subject to compromise, and referred to as “liabilities not subject to compromise.”

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

In accordance with ASC 852.10, discounts, and prepaid debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). The Company has classified such debt as “liabilities subject to compromise” on the Consolidated Balance Sheet. The Company has adjusted debt issuance costs, totaling approximately $1.3 million at December 31, 2009, related to the Notes, and has classified these costs as “liabilities subject to compromise.”

As discussed in Note 2, the Amended Plan of Reorganization of the Company was completed and effective as of the Effective Date. As such, the treatment and classification of virtually all liabilities in existence as of December 31, 2009 is known. The following table summarizes “liabilities subject to compromise” as of December 31, 2009:

Liabilities Subject to Compromise (amounts in thousands)	December 31, 2009
Medley Senior Note (inclusive of accrued interest and discounts)	$36,354
Pre-Petition trade accounts payable	897
Castlerigg Private Convertible Debt	3,188
Allowed Claim of Kelley Group	543
Note Payable to Vendor	1,696
Other Convertible Note Payable	60
Total pre-petition liabilities subject to compromise	$42,738

 Under the terms of the Amended Plan, all of “Liabilities Subject to Compromise” were resolved and/or otherwise liquidated as of the Effective Date.

Liabilities that are not subject to compromise as of December 31, 2009 include the following:

Liabilities Not Subject to Compromise (amounts in thousands)	December 31, 2009
Post-Petition debt, payables, accruals and administrative claims	$988
Post-Petition Financing provided by Castlerigg	250
Greenfield Line of Credit	741
Priority Tax Claims	745
Priority Settlement Payment—Critical Vendor	217
Unimpaired Convertible Note	72
Total liabilities not subject to compromise	$3,013

With the exception of the Post-petition financing provided by Castlerigg, the Greenfield line of credit and the priority tax claims, all other liabilities in the above schedule were either paid on the Effective Date, or were otherwise liquidated in the normal course of business pursuant to established trade terms. Under the terms of the Plan, the financing provided by Castlerigg became part of the new Senior Secured Term Loan. Also under the terms of the Plan, virtually all of the priority tax claims will be paid on an installment basis over the course of approximately 54 months, pursuant to the terms of the Amended Plan. As described in Note 7, the Greenfield line of credit has been renewed through April 1, 2011.

NOTE 7 — NOTES PAYABLE, CONVERTIBLE DEBTSANDLINE OF CREDIT

As described in Note 2, the Company’s Amended Plan was confirmed by the Delaware Bankruptcy court on March 12, 2010. Subsequently, all transactions contemplated by the Amended Plan were completed on the March 24, 2010, the Effective Date. As of the Effective Date, and with the sole exceptions of the Greenfield Line of Credit and a post-petition financing of $250,000 provided by Castlerigg, the notes, secured debts, convertible debts and other structured debts (collectively the “structured debts of the predecessor entity”) that were included on the December 31, 2009 balance sheet of the predecessor entity were terminated and/or otherwise liquidated in accordance with the terms of the Amended Plan. As such, the disclosures included in this Note 7 that relate to the structured debts of the predecessor entity have been simplified and abbreviated, and are provided for information purposes only.

Structured Debts of the Predecessor Entity:

The following table summarizes the Structured Debts of the Predecessor Entity as of December 31, 2009:

(amounts in thousands)	Subject to Compromise	Not Subject to Compromise
Secured Credit Agreement	$36,354	$—
Greenfield Line of Credit	—	741
Convertible Debt	60	72
Castlerigg Debt	3,188	250
Notes Payable to Vendor	1,696	—
Critical Vendor Settlement Payment	—	217
Total Amounts	$41,298	$1,280

Secured Credit Agreement

In conjunction with the Share Exchange, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008 with Medley, its senior secured lender (the “Secured Credit Agreement”) and became obligated for the repayment of secured debt in the original principal amount of $34 million. In May of 2009, this agreement was increased by $2 million to $36 million, to provide financing for the purchase of certain LNG transport trailers by the Company.

As of Petition Date, the Company was not in compliance with certain covenants, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009, the Company suspended interest payments under the Secured Credit Agreement, pending completion of negotiations to restructure the outstanding debt under the Secured Credit Agreement. Also, the filing by the Company of Chapter 11 proceeding was an event of default under the Secured Credit Agreement. As a result, the entire principal amount of this Secured Credit Agreement was considered subject to acceleration under the terms of the Secured Credit Agreement.

As of December 31, 2009, the principal amount outstanding under the Secured Credit Agreement was $36.4 million, including accrued and unpaid interest, and net of debt discounts, all in accordance with the provisions of ASC 852.10. Based upon management estimates and subsequently confirmed by an independent appraisal, management determined that the value of the collateral that secures the Secured Credit Agreement was not sufficient to allow full recovery of the outstanding balance related to the Secured Credit Agreement. As a result, under the provisions of ASC 852.10, the Company discontinued any further accruals of interest related to this Secured Credit Agreement effective as of the Petition Date. Additionally, the full amount of this debt was classified as “liabilities subject to compromise.” Unpaid and accrued interest as of December 31, 2009 was approximately $1.3 million.

The Secured Credit Agreement was secured by virtually all of the Company’s assets, excluding accounts receivables, and required monthly payments, in advance, of interest at the annualized rate of Libor plus 7.25%, with Libor subject to a floor of 2.5%. As such, the interest rate in effect as of December 31, 2009 was an annualized rate of 9.75%.

In connection with the Share Exchange, the Company also entered into a Master Rights Agreement with Medley (the “Master Rights Agreement”). As part of the Master Rights Agreement, 1,100,000 shares were issued to Medley as additional consideration for the amended Secured Credit Agreement. In addition, up to an additional 1,100,000 shares were to be issued to Medley upon the earlier of July 1, 2009, or the occurrence of certain other defined events, such earlier date being defined as the “price determination date.” Upon the price determination date, an assumed value (as defined) was to be determined. The number of shares to be issued was to be then calculated based upon a formula that divides $11,000,000 by the assumed value of the common stock to determine the maximum number of shares to be issued (including the 1,100,000 shares already issued), subject to a maximum issuance of an additional 1,100,000 shares.

As of the Effective Date, the Secured Credit Agreement was terminated, compromised, liquidated and settled pursuant to the provisions of the Amended Plan. Likewise, the Shares held by the lender, along with all other rights to receive additional shares, were cancelled as of the Effective Date.

Greenfield Line of Credit

In conjunction with the Share Exchange, the Company became obligated for the repayment of a secured revolving line of credit with Greenfield that provided up to $2.5 million of working capital financing against certain eligible accounts receivables. The Share Exchange had the effect of the assumption of the Greenfield Line of Credit by the Company.

The Greenfield Line of Credit is secured with a senior lien on all receivables, and bears interest at an annual rate of Libor plus 7%, with Libor subject to a floor of 2% (9.0% at December 31, 2009), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate associated with this facility was approximately 28.4% during 2009. As of December 31, 2009, the outstanding balance of the Greenfield Line of Credit was $741,201.

Immediately following the Chapter 11 petition date, the Company entered into negotiations with Greenfield to provide debtor-in-possession (“DIP”) Financing via the secured revolving line of credit facility. These negotiations culminated with Bankruptcy Court approval of a DIP Financing agreement with terms identical to those described above, with the following modifications:  (1) the maximum amount of financing was reduced from $2.5 million to $2.0 million; and (2) an additional fee of $20,000 was payable in equal  monthly installments over the remaining term of the note (March 1, 2010). The Greenfield Line of Credit  is considered fully secured, and has been classified on the balance sheet as “liabilities not subject to compromise.”

Immediately after the Effective Date, this line of credit was extended through April 1, 2011, with such extension requiring additional loan modification fees of $21,667. As of March 31, 2010, the outstanding balance of the Greenfield Line of Credit was $348,515.

Convertible Debt

In conjunction with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to BFI. The BFI note was convertible at any time into 756,325 shares of the Company stock, at $10 per share for a portion of the note totaling $563,250, and $0.09 per share for $63,000 balance of the note. Proceeds from a 3rd quarter 2008 private debt financing were used to repay $563,250 of the principal balance on the note (the portion convertible at $10 per share), leaving a balance outstanding as of December 31, 2009, including accrued interest, of $72,000.

The note that was convertible into 700,000 common shares at the conversion rate of $0.09 per share, subject to substantial adjustment under certain circumstances as described below. Interest accrued at 12%, and was payable monthly. The note had no stated maturity date, was payable on demand, and did not provide for prepayment in the absence of consent by the holder.

Due to the provisions of this Note, the outstanding balance was considered unimpaired and classified as “liabilities not subject to compromise” as of December 31, 2009. As of the Effective Date, the balance of this note was fully paid pursuant to the provisions of the Amended Plan, thereby also terminating all embedded rights associated with this note.

Also, in connection with the Share Exchange, the Company became liable for a Subordinated Convertible Promissory Note in the amount of $171,000. As of December 31, 2009, the remaining balance was $59,785 of which the note is convertible at any time with a conversion price of $0.09 per share, or 664,278 shares. This note was unsecured and was classified as “liabilities subject to compromise” at December 31, 2009. As of the Effective Date, this note, including all of its associated and embedded rights, was terminated, compromised, liquidated and settled pursuant to the provisions of the Amended Plan.

Castlerigg Private Convertible Debt Financing

Effective as of August 19, 2008, the Company entered into a securities purchase agreement (the “Agreement”) with Castlerigg pursuant to which Castlerigg purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2009, Castlerigg also owned a beneficial interest of 60.38% of the outstanding common shares of the Company. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to Castlerigg in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Amended and Restated Credit Agreement.

The Note was scheduled to mature on August 19, 2010 (the “Maturity Date”), subject to extension at the option of Castlerigg through August 19, 2012. This Note also contained cross default provisions that would accelerate maturity upon a default related to the Medley Secured Credit Agreement, and was considered in default as of the Petition Date.

The Note was convertible at the option of Castlerigg at any time into shares of common stock at an initial conversion price equal to $10.00 per share (“Initial Conversion Price”), and included anti-dilution provisions that allowed for future adjustment of the conversion price upon the occurrence of certain future events, including future issuances of common stock and other convertible instruments by the Company.

In connection with the Agreement, Castlerigg received a warrant to purchase 797,059 shares of common stock of the Company (the “Warrant”). The Warrant was exercisable for a period of ten years from the date of issuance at an initial exercise price of $10.00 per share, subject to adjustment as described in the previous paragraph.

Since this Note was unsecured, under the provisions of ASC 852.10, the Company discontinued any further accruals of interest related to this Note effective as of the Petition Date. As of December 31, 2009, the balance of this note, including accrued interest, was $3.188 million, which was classified as “liabilities subject to compromise.” As of the Effective Date, this note, including all of its associated and embedded rights, and the Warrant were terminated, compromised, liquidated, and settled pursuant to the provisions of the Amended Plan.

In conjunction with the Chapter 11 reorganization, Castlerigg provided $250,000 in additional financing during the 4th quarter of 2009. Under applicable bankruptcy rules, this financing was considered a priority administrative claim; therefore, under ASC 852.10, this amount is classified as “liabilities not subject to compromise” as of December 31, 2009. As of the Effective

Date, this liability was converted to a $250,000 senior secured short-term note, payable in 12 equal monthly installments, with interest at 10%, commencing immediately following the Effective Date.

Notes Payable and Other Current Liabilities

The Company entered into an unsecured note agreement dated September 29, 2008 in the amount of $1,802,788 with a vendor. The note was due on September 25, 2009, and required monthly payments of $25,000 per month. The balance of this note as of December 31, 2009 was approximately $1,696,480. This note was unsecured and is classified as “liabilities subject to compromise” as of December 31, 2009. As of the Effective Date, this note was terminated, compromised, liquidated, and settled pursuant to the provisions of the Amended Plan.

In connection with the Share Exchange, the Company assumed liability for certain vendor invoices relating to transportation services provided to EBOF for natural gas feedstock to the plant. The Company agreed to compromise and settle this liability over time by making monthly payments at the rate of $25,000 per month during the period of May through December 2009, with a lump sum payment of $217,000 in December 2009. Also, the Company retained an option to extend the monthly payments through June 2010, with a lump sum payment in June 2010 of $200,000, resulting in slightly higher total payments of $83,000 if the extension period is exercised. In conjunction with the Chapter 11 proceeding, this vendor was identified as a critical vendor for the purposes of the Bankruptcy proceeding (see Note 2); and, the terms of the settlement agreement were amended to allow monthly payments to continue through the Effective Date, with a final payment of the remaining settlement amount to be made immediately following the Effective Date. As of December 31, 2009, the balance owed to the vendor as the remaining settlement was $217,000, and was classified as “liabilities not subject to compromise.” As of the Effective Date, the balance due to the vender under the settlement agreement was fully paid.

Structured Debts of the Successor Entity:

The following table summarizes the Structured Debts of the Successor Entity as of March 31, 2010 (amounts in thousands):

Successor Entity March 31, 2010
New Credit Agreement	$15,900
Greenfield Line of Credit	349
Other	875
Long Term Debt	17,124
Current Portion of Long Term Debt	(756)
Non-current Portion	$16,368

New Secured Credit Agreement

On the Effective Date, we entered into a Credit Agreement (the “New Credit Agreement”) with Medley, as lender and agent, and Castlerigg, as lender. The New Credit Agreement provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”).

Borrowings under the New Credit Agreement accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date shall, at the Company’s option, be paid-in-kind and added to the principal amount of the Medley Loan and Castlerigg Loan on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis. Interest accrued on the Castlerigg Short Term Loan, along with principal installments of $25,000, shall be paid to Castlerigg on a monthly basis from the Effective Date until the maturity of the Castlerigg Short Term Loan.

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

The New Credit Agreement contains covenants that limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The New Credit Agreement also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The New Credit Agreement contains a variety of events of default, which are customary for transactions of this type, including the following events:

•	failure to pay amounts due under the New Credit Agreement;

•	a breach of any representation or warranty contained in the New Credit Agreement or related documents;

•	failure to comply with or perform certain covenants under the New Credit Agreement;

•	the insolvency of the Company or any of our subsidiaries;

•	a termination or default under our Intercreditor Agreement with Greenfield; or

•	any change of control of our outstanding shares.

The New Credit Agreement also contains certain financial covenants as summarized as follows:

•	fixed charge coverage ratio of 0.6:1.0 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and 1.2:1.0 for all subsequent quarters;

•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $350,000 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and $600,000 for all subsequent quarters; and

•	Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter.

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”), effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at March 31, 2010), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the 1st quarter of 2010 associated with this facility was approximately 30%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of March 31, 2010, the balance outstanding on this note was approximately $348,515.

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $714,000, payable in 54 equal monthly installments (approximately $160,000 annualized), commencing May 2010, with interest at approximately 7% per annum. The Company also has an agreement with its legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing in the 4th quarter of 2010.

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of March 31, 2010 (amount in thousands):

Successor Entity Debt Outstanding at March 31, 2010
Year 1	$756
Year 2	252
Year 3	217
Year 4	167
Year 5	15,732
Thereafter	—
Total future payments	$17,124

Other Long Term Commitments and Contingencies

The Company has a contingent obligation to fund an additional $450,000 to the Creditors Fund on December 31, 2011 in the event that certain excise tax refunds are not collected and remitted to the Creditors Fund prior to such date. The obligation is limited to $450,000 less the actual amount of excise tax refunds collected and remitted to the Creditors Fund.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate for the quarter ended March 31, 2010 was 0.0%. The Company has experienced net operating losses since the Share Exchange including during the year ended December 31, 2009. As of December 31, 2009, the Company had cumulative operating losses of $10.4 million. During the quarter ended March 31, 2010, the Company realized income from the settlement of liabilities subject to compromise in the amount of $19.7 million. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude such income from taxable income, but must reduce certain of its tax attributes, including operating loss carryforwards.

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of beneficial tax attributes that were generated prior to the change in ownership, if any, could be substantially limited. The amount of limitation, if any, will be determined at a later date.

 The Company adopted ASC 740. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the year ended December 31, 2009 or the quarter ended March 31, 2010.

NOTE 9—STOCKHOLDERS’ EQUITY

As of the Effective Date, all equity and equity derivatives of the Company that existed prior to the Effective Date were eliminated, including all shares of capital stock, options, warrants, and other similar derivative instruments linked to the Company’s equity.

On the Effective Date, the Company issued 20,000,000 common shares with a par value of $.001. The Company also ratified and confirmed the continued effectiveness of the options granted to Mr. Hacioglu within his Employment Agreement dated February 1, 2009, including the relevant adjustment features contained therein. As adjusted by virtue of the Amended Plan,

Mr. Hacioglu's original option was surrendered. In its place, we issued replacement options to purchase 1,997,342 shares of our common stock at an exercise price of $.58 per share (an implied value of 120% of the equity value of our shares under the Amended Plan) and an expiration date of February 1, 2019. As of March 31, 2010, 665,781 of these options are vested. The remaining options vest ratably over the next eight quarters.

Common Stock Purchase Warrants Activity

The following table summarizes common stock purchase warrants activity for the three- month period ended March 31, 2010:

Shares
Predecessor warrants at December 31, 2009	1,000,000
Predecessor warrants cancelled	(1,000,000)
Successor warrants granted	1,997,342
Exercised	-
Forfeited/ expired/ cancelled	-
Outstanding at March 31, 2010	1,997,342

The weighted average exercise price of common stock purchase warrants during the period was $0.58 per share.

Stock-based Compensation Expense

Using the "Valuation Assumptions" discussed in the following section, the Company has estimated the value of the stock purchase warrants on the grant date to be approximately $114,000. Consistent with the application date of Fresh Start reporting, the Company will amortize this amount over the vesting period of the options, commencing with the 2nd quarter of 2010.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the three months ended March 31, 2010:

Three-months Ended March 31, 2010
Risk- free rates	1.67%
Expected lives (in years)	3
Dividend yield	0%
Expected Volatility	25%

Our computation of expected volatility is based on a combination of historical and market-based implied. Our computation of expected life was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

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

NOTE 11 — CUSTOMER AND SUPPLIER CONCENTRATIONS

Our business is dependent upon the operation of a single natural gas liquefaction plant that processes natural gas feedstock taken directly from an adjacent natural gas pipeline. While the pipeline is operated as a common carrier, and subject to applicable common carrier rules and regulations, any extended disruption in the operations of this pipeline, or in our relationship with the operator of the pipeline, could have a material adverse effect upon our business.

Our sales are derived from various governmental agencies and authorities and from private fleet operations, and the number of companies and actual or potential customers that own and operate LNG fueled vehicles is relatively small. Consequently, the Company operates in a highly competitive environment and has sales concentrations with certain major customers.

Major Customers

For the quarter ended March 31, 2010, the Company’s two largest customers contributed approximately 36.8% of total quarterly sales as presented in the table below. For the quarter ended March 31, 2009, the Company’s three largest customers contributed approximately 70.4% of total quarterly sales as presented in the table below:

Customer	Q1 2010	Q1 2009
City of Phoenix	—	41.6%
Waste Management, Inc.	21.3%	18.3%
Orange County Transportation Authority	15.5%	10.5%

All other customers individually contributed less than 10% to total sales for each period. Our contract with the City of Phoenix expired effective July 1, 2009.

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

In January 2010, the FASB issued new accounting guidance which intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. We believe that the statements in this quarterly report on Form 10-Q that we make regarding the following matters, by their nature, are forward-looking.  Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our leadership position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; our ability to obtain waivers for breach of covenants; access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing; all of such objectives, estimates, intentions and plans being subject to our ability to execute on our plans in light of our recent emergence from Bankruptcy, and subject to the substantial limitations we are subject to under our Senior Credit Facility and the Shareholders’ Agreement with Medley and Castlerigg. Other factors include our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing, as well as other factors or statements set forth herein in this Quarterly Report on Form 10-Q, and in other filings with the SEC, including specifically our most recent filing of our Annual Report on Form 10-K. Any or all of such factors could cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors can affect the value of our assets and common stock and/or other equity securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in our securities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

Our forward-looking statement qualifications also apply to certain information provided in connection with the Chapter 11 bankruptcy proceedings and emergence therefrom. We were required to prepare and file with the Bankruptcy Court (as a matter of public record), projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Amended Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. Neither these projections nor our Disclosure Statement should be considered or relied on in connection with the purchase of our capital stock. Our actual results will vary from those contemplated by the projections filed with the Bankruptcy Court. See our most recent report on Form 10-K, Item 1A, “Risk Factors — Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings.” Furthermore, any information contained within this Report as it discusses the Amended Plan and our Disclosure Statement or any aspect related thereto, is for informational purposes only and is not a solicitation of any type, nor an offer to sell or a solicitation of an offer to purchase any of our securities.

The following discussion and analysis should be read in conjunction with our most recent filing on our Annual Report on Form 10-K, and with our unaudited financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best, present assessment of our management.

Current Business

On June 30, 2008, we entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies USA, LLC, Fleet Star, Inc. and Arizona LNG, LLC. With this acquisition, we changed our primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico.  As a result of the acquisition, we acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

We sell substantially all of our LNG to municipal, other governmental agency, and commercial fleet customers, who typically own and operate their fueling stations. We also sell a small volume of LNG to industrial customers for non-vehicle use. Our customers are located in the western United States and northern Mexico. Typical customer fleet applications include city and regional buses, garbage collection and hauling trucks, heavy-duty tractors, port drayage trucks, and industrial manufacturing applications. Currently, one of the largest markets in the U.S. for clean, vehicle-grade LNG is Southern California and surrounding areas. This market has been the focus of Applied LNG’s efforts for over ten years. In recent years, various governmental agencies in California, Arizona and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such as LNG. We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (99% methane gas), storage, and fuel dispensing equipment and fuel loading facilities. We own one public LNG fueling station from which we sell LNG at retail to the public. We are generally known in the marketplace as “Applied LNG” or “ALT” and “FleetStar.” Our sales are based on supply contracts that are normally on a “commodity index-plus” basis, although we also occasionally may enter into “fixed-price” contracts. The “index-plus” contracts typically contain contract pricing provisions that reset periodically (typically each month) according to the applicable natural gas monthly pricing index.

Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, principally LNG, as a vehicle fuel and to build our competitive position as that market expands.

Voluntary Reorganization under Chapter 11

Following the Share Exchange, our liquidity and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the Share Exchange. In the Share Exchange, we also inherited certain predecessor litigation claims, as well as certain non-economic contracts, which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered as Case No. 09-13162. From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we successfully closed on a series of restructuring transactions contemplated by the Amended Plan and we emerged from Chapter 11 bankruptcy proceedings.

On the Effective Date, and in complete satisfaction of all pre-petition claims: (i) Medley Capital, as agent for Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note accruing interest at 10% per annum (adjusted at the effective date to $10.0 million to include legal fees advanced by Medley), and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company;  (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of unsecured convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Amended Plan (inclusive of $250,000 advanced prior to confirmation), in return for which it received a $5.5 million  senior secured four year term note accruing interest at 10% per annum (adjusted at the effective date to $5.65 million to include legal fees advanced by Castlerigg), a $250,000 senior secured short-term note (also included within our Senior Credit Facility), and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company  received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness received a pro rata share of a $750,000 creditor fund (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include unaudited consolidated balance sheets as of March 31, 2010 (successor entity) and December 31, 2009 (predecessor entity), and predecessor entity unaudited consolidated statements of operations, and unaudited consolidated statements of cash flows for the quarters ended March 31, 2010 and 2009.

For purposes of this management’s discussion and analysis, we are not including analysis with respect to the comparative balance sheets since, in management’s view, such comparison is no longer meaningful because of the recent confirmation of the Amended Plan, the Company’s respective emergence from the Chapter 11 proceeding, and the application of Fresh Start reporting.

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, the Company adopted the Fresh Start reporting provisions of ASC 852.10, with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by the Company in conjunction therewith. Under the provisions of ASC 852.10, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the effective date. Due to the proximity of the Effective Date to the end of the Company’s 1st quarter of 2010, and the relative immateriality of operations during the intervening period, the Company applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments and gains and losses are reflected in the Company’s financial statements as of and for the quarter ended as of March 31, 2010.

In connection with the Amended Plan, the Company engaged a valuation firm to provide management with an estimate of the fair market value of the Company’s assets. This report was used as the basis for adjusting the carrying values of the Company’s property, plant, and equipment as of December 31, 2009 (see Note 5 to the unaudited consolidated financial statements). Other Fresh Start adjustments were made effective as of March 31, 2010 (see Note 2 to the unaudited consolidated financial statements).

Under the provisions of ASC 852.10, the Company is considered a different reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010; likewise, references to “successor entity” refer to the Company on or after March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity and the successor entity, the financial statements of such entities are not necessarily considered comparable.

Predecessor Entity Three Months Ended March 31, 2010 compared to Predecessor Entity Three Months Ended March 31, 2009 (amounts in thousands):

	Predecessor Entity Three Months Ended March 31, 2010	Predecessor Entity Three Months Ended March 31, 2009
Statement of Operations Data
Revenue	$5,709	$6,405
Production Costs	4,094	4,196
Compensation	453	448
Other selling, general, and administrative	695	896
Depreciation	628	578
Earnings (loss) from operations	(161)	287
Interest expense, net	(96)	(1,542)
Reorganization Items	18,356	—
Net Loss	$18,099	$(1,255)

Revenue.  Total revenue for the 1st quarter of 2010 fell $0.7 million, or approximately 11%, from $6.4 million in the 1st quarter of 2009. This decrease is attributable to a decrease in the volume of LNG sold to customers, offset by a slightly higher average sales price per gallon of LNG sold. The volume of LNG gallons sold to customers was 5.1 million gallons in the 1st quarter of 2010 compared to 6.0 million gallons in the comparable quarter of 2009, a decrease of 15%. This decrease is mainly attributable to the loss of a major customer effective July 1, 2009, partially offset by increased volumes sold to existing and new customers. The average price per gallon of LNG sold increased 6% in the 1st quarter of 2010 compared to the 1st quarter of 2009, due primarily to a general increase in natural gas prices, which directly affects the price we charge to our LNG customers.

Production Costs.  Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the 1st quarter of 2010 decreased $0.1 million, or 2%, as compared to the comparable quarter of 2009. This reduction is attributable primarily to a reduction in gallons sold to customers, but offset slightly by higher procurement prices for natural gas.

Compensation Expenses.  Compensation expenses remained relatively stable on a comparative basis for the periods, reflecting relatively stable levels of staffing throughout the Company.

Other Selling General & Administrative Expenses. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. Other selling, general, and administrative expenses during the 1st quarter of 2010 decreased approximately $0.2 million, or approximately 23%, as compared to the 1st quarter of 2009. The decrease relates primarily to professional and legal fees incurred in the 1st quarter of 2009 related to various litigation matters that were not active during the 1st quarter of 2010.

Interest Expenses.  Effective with the Petition Date, interest expenses did not accrue on any of the Company’s debts other than its DIP facility. Accordingly, interest expense in the 1st quarter of 2010 declined substantially as compared to the comparable period in 2009. As of the Effective Date, interest will accrue on all of the Company’s structured debts. See Note 7 to the unaudited consolidated financial statements.

Reorganization Items.  Amounts recorded as reorganization items during the 1st quarter of 2010 include both gains recorded from the settlement of “liabilities subject to compromise”, pursuant to the provisions of the Amended Plan, and legal fees and other administrative expenses incurred in conjunction with the Chapter 11 process.

Liquidity and Capital Resources

Net cash used by operating activities was approximately $0.7 million during the quarter ended March 31, 2010, compared to net cash provided by operating activities of $0.9 million during the comparable period in 2009. Much of the cash consumed in operations during the 1st quarter of 2010 related to the funding of the reorganization plan and expenses. Management believes that operating activities have stabilized and expects that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the first quarter of 2010 were minimal and related principally to the acquisition of capital equipment. The nature of the LNG Plant is such that continued annual capital investments will be required in order to maintain the plant at peak operating performance. Management estimates that such annual expenditures will continue to fall in the annual range of $0.5 million to $1.0 million, even though expenditures in the 1st quarter were small.

As a result of the recent confirmation of the Amended Plan, and closing of financing transactions contemplated by the Amended Plan, the Company’s liquidity and capital structures have changed substantially. Certain key liquidity elements as of March 31, 2010 are summarized below (amounts in thousands):

Total Cash	$527
Current Assets	$3,358
Current Liabilities	$1,376
Working Capital	$1,982
Long-term Debt	$16,368
Shareholder’s equity	$11,169
Total Common Shares Outstanding	20,000,000

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

Our liquidity and results of operations will, for the foreseeable future, be affected by our operations, our level of fixed and variable indebtedness, and future payment commitments under our Amended Plan.

Current Debt Obligations

Secured Credit Agreement

On the Effective Date, we entered into a Credit Agreement (the “New Credit Agreement”) with Medley, as lender and agent, and Castlerigg, as lender. The New Credit Agreement provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”).

Borrowings under the New Credit Agreement accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date shall, at the Company’s option, be paid-in-kind and added to the principal amount of the Medley Loan and Castlerigg Loan on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis. Interest accrued on the Castlerigg Short Term Loan, along with monthly principal installments of $25,000, shall be paid to Castlerigg on a monthly basis from the Effective Date until the maturity of the Castlerigg Short Term Loan.

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

The New Credit Agreement contains covenants that limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The New Credit Agreement also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The New Credit Agreement contains a variety of events of default, which are typical for transactions of this type, including the following events:

•	failure to pay amounts due under the New Credit Agreement;

•	a breach of any representation or warranty contained in the New Credit Agreement or related documents;

•	failure to comply with or perform certain covenants under the New Credit Agreement;

•	the insolvency of us or our subsidiaries;

•	a termination or default under our Intercreditor Agreement with Greenfield; or

•	any change of control of our outstanding shares.

The New Credit Agreement also contains certain financial covenants as summarized as follows:

•	fixed charge coverage ratio of 0.6:1.0 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and 1.2:1.0 for all subsequent quarters;

•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $350,000 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and $600,000 for all subsequent quarters; and

•	Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter.

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”), effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at the Effective Date), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the 1st quarter of 2010 associated with this facility was approximately 30%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of March 31, 2010, the balance outstanding on this note was approximately $348,515.

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $714,000, payable in 54 equal monthly installments (approximately $160,000 annualized), commencing May 2010, with interest at approximately 7% per annum.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under revolving credit facility will be sufficient to meet the near term requirements of our operations. However, on a longer-term basis, we will need additional capital to expand business operations and increase LNG production capacity. Subject to certain consents that may be required under our Senior Credit Facility and our Shareholders’ Agreement, we intend to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require the Company to expand its marketing efforts, as well as its current area of geographic operations. This growth strategy will require additional equity and/or debt capital to fund both capital and operating requirements. While management believes that debt and/or equity capital to fund growth may be available, there is no assurance that such capital can be secured.

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

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies, please refer to the discussion provided in Item 1 of Part 1 of this report under the caption “Note 12 – Significant Accounting Policies.”

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010, the end of the period covered by this report, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon management’s evaluation, our current Chief Executive Officer and the Principal Accounting Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our current Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2009, we indicated that we have several material weaknesses in our internal control over financial reporting. While we are continuing to address these issues, there were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

APPLIED NATURAL GAS FUELS, INC.

Dated: May 17, 2010	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer

APPLIED NATURAL GAS FUELS, INC.

Dated: May 17, 2010	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer and Principal Accounting Officer