Form 10-Q
period 2010-06-30
Applied Natural Gas Fuels, Inc.
filed 2010-08-16
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

APPLIED NATURAL GAS FUELS, INC.
(f/k/a PNG Ventures, Inc.)

 (Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

31111 Agoura Road, Suite 208
Westlake Village, CA 91361
(Address of principal executive offices)

818-450-3650
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes[X]    No [  ]

As of August 12, 2010, there were 20,000,000 shares of common stock of the registrant outstanding.

 APPLIED NATURAL GAS FUELS, INC.

Index to Form 10-Q

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets at June 30, 2010 (Successor) and December 31, 2009 (Predecessor)	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2010 (Successor), Three Months Ended June 30, 2009 (Predecessor), Three Months Ended March 31, 2010 (Predecessor) and Six Months Ended June 30, 2009 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2010 (Successor), Three Months Ended March 31, 2010 (Predecessor) and Six Months Ended June 30, 2009 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4T.	Controls and Procedures	30
	PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6.	Exhibits	30
Signatures		31

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands)

ASSETS	June 30, 2010 (Successor)	December 31, 2009 (Predecessor)
Current Assets
Cash and cash equivalents	$621	$401
Trade accounts receivable, net of allowances of $26 and $22	1,989	1,749
Prepaid expenses and other current assets	358	892
Total Current Assets	2,968	3,042
Property, plant and equipment, net	25,556	26,158
Deposits and other long term assets	10	—
Total Assets	$28,534	$29,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Liabilities Not Subject to Compromise
Accounts payable and accrued expenses	$968	$988
Line of credit	726	741
Current portion of long term debt	304	—
Notes payable and other current liabilities	—	1,284
Total liabilities not subject to compromise	1,998	3,013
Liabilities Subject to Compromise	—	42,738
Total Current Liabilities	1,998	45,751

Long Term Debt
Liabilities Not Subject to Compromise
Secured credit agreement	16,071	—
Priority taxes and other administrative fees	602	—
Total Long Term Debt	16,673	—
Total Liabilities	18,671	45,751

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 20,000,000 and 10,084,738 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	20	10
Additional paid-in capital	11,753	(4)
Accumulated deficit	(1,910)	(16,557)
Total Stockholders’ Equity (Deficit)	9,863	(16,551)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,534	$29,200

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands except per share amounts)

	Successor Entity	Predecessor Entity
	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Three Months Ended March 31, 2010	Six Months Ended June 30, 2009

Revenue	$4,342	$7,313	$5,709	$13,719

Operating Expenses
Production costs	2,991	4,793	4,094	8,990
Compensation	1,336	484	453	932
Other selling, general and administrative	1,093	1,233	695	2,129
Depreciation	426	602	628	1,180

Income (loss) from operations	(1,504)	201	(161)	488

Other expense
Interest expense	(474)	(1,617)	(96)	3,160
Total other expense	(474)	(1,617)	(96)	3,160

Loss Before Reorganization Items	(1,978)	(1,416)	(257)	(2,672)

Reorganization items:
Administrative expenses	68	‒	(1,310)	‒
Gains on debt restructuring	‒	‒	19,666	‒
Total Reorganization items	68	‒	18,356	‒

Net Income (loss)	$(1,910)	$(1,416)	$18,099	$(2,672)

Income (loss) per share-basic and diluted	$(.10)	$(.14)	$1.79	$(.266)

Weighted average number of common shares outstanding - basic and diluted	20,000,000	10,072,964	10,084,738	10,043,301

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(amounts in thousands)

	Successor Entity	Predecessor Entity	Predecessor Entity
	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010	Six Months Ended June 30, 2009
Cash Flows from Operating Activities:
Net Income (loss)	$(1,910)	$18,099	$(2,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructuring	(140)	(19,666)	—
Interest paid by increase in debt	421	—	—
Depreciation	426	628	1,180
Non-cash stock expense	604	—	—
Amortization of debt discounts, loan and deferred finance costs	—	—	835
Decrease (increase) in:
Trade accounts receivable	(378)	138	476
Prepaid expenses and other current assets	867	257	636
Accounts payable and accrued expenses	339	(174)	982
Net cash provided by (used in) operating activities	229	(718)	1,437

Net cash used in reorganization activities	—	(1573)	—

Cash Flows From Investing Activities:
Purchases of equipment	(433)	(19)	(3,042)
Net cash used in investing activities	(433)	(19)	(3,042)

Cash Flows From Financing Activities:
Repayment of notes	(79)	(97)	(124)
Increase in notes payable	—	350	2,365
Write-down of notes payable	—
Net changes in line of credit	377	(392)	(367)
Proceeds from the sale of stock	—	2,575	—
Net cash provided by (used in) financing activities	298	2,436	1,874

Net increase in cash	94	126	269
Beginning of period	527	401	419
End of period	$621	$527	$688

Supplemental Cash Flow Disclosures:
Cash paid for interest	$52	$96	$1.726
Cash paid for taxes	$—	$—	$—

Non cash investing and financing activities:
Debt issued to settle liabilities subject to compromise	$—	$15,300	$—
Debt issued to settle notes and other current liabilities	$—	$930	$—
Stock issued in settlement of liabilities subject to compromise	$—	$7,041	$—
Par value of common stock issued in reorganization	$—	$20	$—

See accompanying notes to unaudited condensed consolidated financial statements

Applied Natural Gas Fuels, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Applied Natural Gas Fuels, Inc., and its subsidiaries, which are collectively referred to as “ANGF,” the “Company,” “Successor Entity,” “Predecessor Entity,” “we,” “our,” or “us,” unless the context requires otherwise. All significant intercompany transactions have been eliminated in consolidation. Effective March 24, 2010, the Company formally changed its name from PNG Ventures, Inc. to Applied Natural Gas Fuels, Inc.

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

On June 30, 2008, the Company entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc. and Arizona LNG, LLC. With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

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

As the Share Exchange resulted in a change of control, ANGF accounted for the Share Exchange under the purchase accounting method.

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

As discussed in more detail below in Note 2—“Voluntary Reorganization Under Chapter 11,” the Company emerged from the Chapter 11 proceeding on March 24, 2010, and adopted Fresh Start reporting effective March 31, 2010.

The accompanying consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period. The reclassifications had no impact on stockholders’ equity, working capital, or net loss.

 NOTE 2 — VOLUNTARY REORGANIZATION UNDER CHAPTER 11

During 2009, the Company completed a comprehensive evaluation of its strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to (i) mitigate the impact of certain onerous debt instruments and contractual obligations, and (ii) restructure its balance sheet to enable the Company to sustain its operations as a going concern. On September 9, 2009, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) (Case No. 09-13162).

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

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, the Company adopted the Fresh Start reporting provisions of ASC 852.10, with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by the Company in conjunction therewith. Fresh Start reporting is required because (i) the reorganization value of the assets of the Company immediately before the date of Confirmation of the Amended Plan was less than the sum of all the allowed claims and post-petition liabilities, and (ii) holders of the Company’s common shares immediately prior to Confirmation of the Amended Plan received less than 50% of the common shares issued in conjunction with the Amended Plan. Under the provisions of ASC 852.10, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the Effective Date. Due to the proximity of the Effective Date to the end of the Company’s 1st quarter of 2010, and the relative immateriality of operations during the intervening period, the Company applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments, gains and losses are reflected in the Company’s financial statement on and after March 31, 2010.

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

The following table summarizes the adjustments that have been made by the Company as of March 31, 2010 to reflect application of Fresh Start reporting, as well as recognition of the effects of the Amended Plan:

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

 NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows  include the accounts of ANGF, New Earth LNG, LLC, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Property, Plant and Equipment — Other than as discussed in the immediately preceding paragraph, property, plant and equipment are carried at cost. Depreciation of property, plant, and equipment is provided using the straight-line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Effective March 31, 2010, in conjunction with the application of Fresh Start reporting, all accumulated depreciation and allowance for impairments were netted against the carrying cost of property. Prospective depreciation provisions will be based upon the new carrying value of property in accordance with the depreciation policies as described in Note 5.

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

From time to time, we derive a material portion of our revenues from one or more significant customers. During the quarters ended June 30, 2010, March 31, 2010 and  the six month period ended June 30, 2009, approximately 16.5%, 21%, and 42%, respectively of our revenues were derived from our largest customer, and an additional 25.7%, 25%, and 29%, respectively of our revenues were derived, collectively, from our second and third largest customers. No other customer represented more that 10% of our total revenues during any of these periods. Less than 10% of our sales are derived from customers in Mexico (see Note 11).

Production Cost — Production costs consists primarily of raw materials and other direct production costs incurred to produce LNG. Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of June 30, 2010 and December 31, 2009, all deferred tax assets are fully reserved.

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

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in thousands):

Description	June 30, 2010	December 31, 2009
Prepaid expenses	$221	$600
Deposits	10	241
Inventory	59	51
Other assets	68	—
Total prepaid expenses and other current assets	$358	$892

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

As of June 30, 2010 and December 31, 2009, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the Share Exchange (amounts in thousands):

Description	June 30, 2010	December 31, 2009
LNG production facilities	$25,919	$37,712
Fixtures and equipment	63	68
Total cost	25,982	37,780
Accumulated depreciation and valuation allowance	(426)	(11,622)
Net property, plant and equipment	$25,556	$26,158

Depreciation expense for the quarters ended June 30, 2010, March 31, 2010, and six-month period ended June 30, 2009 were approximately $426,000, $628,000, and $1,180,000, respectively.

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

As of the Effective Date, the Secured Credit Agreement was terminated, compromised, liquidated, and settled pursuant to the provisions of the Amended Plan. Likewise, the Shares held by the lender, along with all other rights to receive additional shares, were cancelled as of the Effective Date.

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

Immediately after the Effective Date, this line of credit was extended through April 1, 2011, with such extension requiring additional loan modification fees of $21,667. As of June 30, 2010, the outstanding balance of the Greenfield Line of Credit was $725,768.

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

Structured Debts of the Successor Entity:

The following table summarizes the Structured Debts of the Successor Entity as of June 30, 2010 (amounts in thousands):

Successor Entity June 30, 2010
New Credit Agreement	$16,246
Greenfield Line of Credit	726
Other	731
Long Term Debt	17,703
Current Portion of Long Term Debt	(1,030)
Non-current Portion	$16,673

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

As of June 30, 2010, the Company has capitalized $421,209 of paid in-kind interest accrued through such date by increasing the principal amounts of the Medley Loan and the Castlerigg Loan.

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

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”) effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at June 30, 2010), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the 2nd quarter of 2010 associated with this facility was approximately 53%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of June 30, 2010, the balance outstanding on this note was approximately $725,768.

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $581,000, payable in 54 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. The Company also has an agreement with its legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing in the 4th quarter of 2010.

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of June 30, 2010 (amount in thousands):

Successor Entity Debt Outstanding at June 30, 2010
Year 1	$1,030
Year 2	237
Year 3	120
Year 4	16,200
Year 5	116
Thereafter	—
Total future payments	$17,703

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

NOTE 8 — INCOME TAXES

The Company’s effective tax rate for the quarter ended June 30, 2010 was 0.0%. The Company has experienced net operating losses since the Share Exchange including during the year ended December 31, 2009. As of December 31, 2009, the Company had cumulative operating losses of approximately $10 million. During the quarter ended March 31, 2010, the Company realized income from the settlement of liabilities subject to compromise in the amount of $19.7 million. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude such income from taxable income, but must reduce certain of its tax attributes, including operating loss carryforwards.

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of beneficial tax attributes that were generated prior to the change in ownership, if any, could be substantially limited. The amount of limitation, if any, will be determined at a later date.

The Company adopted ASC 740. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the year ended December 31, 2009 or the quarter ended June 30, 2010.

NOTE 9—STOCKHOLDERS’ EQUITY

As of the Effective Date, all equity and equity derivatives of the Company that existed prior to the Effective Date were eliminated, including all shares of capital stock, options, warrants, and other similar derivative instruments linked to the Company’s equity.

On the Effective Date, the Company issued 20,000,000 common shares with a par value of $.001. The Company also ratified and confirmed the continued effectiveness of the options granted to Mr. Hacioglu within his Employment Agreement dated February 1, 2009, including the relevant adjustment features contained therein. As adjusted by virtue of the Amended Plan, Mr. Hacioglu's original option was surrendered. In its place and as of the Effective Date, we issued replacement options to purchase 1,997,342 shares of our common stock at an exercise price of $.58 per share (an implied value of 120% of the equity value of our shares under the Amended Plan) and an expiration date of February 1, 2019. As of June 30, 2010, 832,226 of these options are vested. The remaining options vest ratably over the next eight quarters.

In June 2010, the Company adopted the “Applied Natural Gas Fuels, Inc. 2010 Stock Incentive Plan” (the “Plan”). This Plan reserves up to 2.0 million shares of common stock and/or options to be granted at future dates to employees, officers, directors and consultants, of which 1.450 million options were granted during the 2nd quarter of 2010, including 1,200,000 options granted to Directors of the Company.

Common Stock Purchase Option Activity

The following table summarizes common stock purchase warrants and stock option activity for the three- month period ended June 30, 2010:

Shares
Options outstanding at March 31, 2010	1,997,342
Stock Options Granted	1,450,000
Exercised	-
Forfeited/ expired/ cancelled	-
Options Outstanding at June 30, 2010	3,447,342

The weighted average exercise price of common stock purchase options during the period was $0.58 per share. As of June 30, 2010, total vested option were 1,594,726.

Stock-based Compensation Expense

Using the "Valuation Assumptions" discussed in the following section, the Company has estimated the value of the stock options granted to prior to March 31, 2010 be approximately $759,125, and the value of stock options granted during the three months ended June 30, 2010 was $471,743. The value of these options is being amortized to Stock-Based Compensation Expense over the vesting periods applicable to each option grant. Total Stock-Based Compensation Expense recorded during the three months ended June 30, 2010 was $604,065.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for stock options granted since the Effective Date through June 30, 2010:

Valuation Assumptions
Risk- free rates	3.32% - 3.84%
Expected lives (in years)	10
Dividend yield	0%
Expected Volatility	76%

Since the Company currently does not have an active trading market for its shares, our computation of expected volatility is based on factors used by comparable companies. We used the 10 year term of the options as the expected life of the options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year yield curve in effect at the time of grant.

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

Major Customers

During the three months ended June 30, 2010, the Company’s two largest customers contributed approximately 32.4% of total quarterly sales. The following table presents the contribution to sales by the Company’s largest customers as shown in the respective periods:

Customer	Three months ended June 30, 2010	Three months ended March 31, 2010	Six months ended June 30, 2009
City of Phoenix	—	—	41.6%
Waste Management, Inc.	15.9%	21.3%	18.3%
Orange County Transportation Authority	16.5%	15.5%	10.5%

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. We believe that the statements in this quarterly report on Form 10-Q that we make regarding the following matters, by their nature, are forward-looking. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our competitive position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; our ability to obtain waivers for breach of covenants; access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing; all of such objectives, estimates, intentions and plans being subject to our ability to execute on our plans in light of our recent emergence from Bankruptcy, and subject to the substantial limitations we are subject to under our New Credit Agreement and the Shareholders’ Agreement with Medley and Castlerigg. Other factors include our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing, as well as other factors or statements set forth herein in this Quarterly Report on Form 10-Q, and in other filings with the SEC, including specifically our most recent filing of our Annual Report on Form 10-K. Any or all of such factors could cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors can affect the value of our assets and common stock and/or other equity securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in our securities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

Our forward-looking statement qualifications also apply to certain information provided in connection with the Chapter 11 bankruptcy proceedings and emergence therefrom. We were required to prepare and file with the Bankruptcy Court (as a matter of public record), projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Amended Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. Neither these projections nor our Disclosure Statement should be considered or relied after the Effective Date as our actual results have and will continue to vary from those contemplated by the projections filed with the Bankruptcy Court. See our most recent report on Form 10-K, Item 1A, “Risk Factors — Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings.” Furthermore, any information contained within this Report as it discusses the Amended Plan and our Disclosure Statement or any aspect related thereto, is for informational purposes only and is not a solicitation of any type, nor an offer to sell or a solicitation of an offer to purchase any of our securities.

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

Current Business

On June 30, 2008, we entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc. and Arizona LNG, LLC. With this acquisition, we changed our primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. As a result of the acquisition, we acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

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

Voluntary Reorganization under Chapter 11

Following the June 30, 2008 Share Exchange, our liquidity and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the Share Exchange. In the Share Exchange, we also inherited certain predecessor litigation claims, as well as certain non-economic contracts, which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered as Case No. 09-13162. From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we successfully closed on a series of restructuring transactions contemplated by the Amended Plan and we emerged from Chapter 11 bankruptcy proceedings.

On the Effective Date, and in complete satisfaction of all pre-petition claims: (i) Medley Capital, as agent for Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note accruing interest at 10% per annum (adjusted at the effective date to $10.0 million to include legal fees advanced by Medley), and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company;  (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of unsecured convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Amended Plan (inclusive of $250,000 advanced prior to confirmation), in return for which it received a $5.5 million  senior secured four year term note accruing interest at 10% per annum (adjusted at the effective date to $5.65 million to include legal fees advanced by Castlerigg), a $250,000 senior secured short-term note (also included within our New Credit Agreement), and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company  received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness received a pro rata share of a $750,000 creditor fund (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include unaudited consolidated balance sheets as of June 30, 2010 (successor entity) and December 31, 2009 (predecessor entity), unaudited consolidated statements of operations and cash flows for the quarter ended June 30, 2010 (successor entity), and predecessor entity unaudited consolidated statements of operations and cash flows for the quarter ended March 31, 2010 and six month period ended June 30, 2009, and an unaudited statement of operations for the quarter ended June 30, 2009 (predecessor entity).

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

Successor Entity Three Months Ended June 30, 2010 compared to Predecessor Entity Three Months Ended June 30, 2009 (amounts in thousands):

	Successor Entity Three Months Ended June 30, 2010	Predecessor Entity Three Months Ended June 30, 2009
Statement of Operations Data
Revenue	$4,342	$7,313
Production Costs	2,991	4,793
Compensation	1,336	484
Other selling, general, and administrative	1,093	1,233
Depreciation	426	602
Earnings (loss) from operations	(1,504)	201
Interest expense, net	474	1,617
Reorganization Items	68	—
Net Loss	$(1,910)	$(1,416)

Revenue.  Total revenue for the three months ended June 30, 2010 fell $3.0 million, or approximately 41%, from $7.3 million in the three months ended June 30, 2009. This decrease is attributable to a decrease in the volume of LNG sold to customers, and a reduction in the average price of LNG sold. The decrease in both the volume and average price is principally a result of the loss of one major contract effective as of the end of the three months ended June 30, 2009. The volume of LNG gallons sold to customers was 4.9 million gallons in the three months ended June 30, 2010 compared to 6.7 million gallons in the three months ended June 30, 2009, a decrease of 27%. The average price per gallon of LNG sold decreased from $1.09 in 2009 to $.96 in 2010 due principally to the loss of the major customer contract, but offset slightly by generally higher market prices for natural gas in 2010. In addition to substantial volumes attributed to the lost customer contract, this contract also had more favorable pricing terms than normally experienced by the Company.

Production Costs.  Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the three months ended June 30, 2010 decreased $1.8 million, or 38%, as compared to the three months ended June 30, 2009. This reduction is attributable primarily to a reduction in gallons sold to customers, but offset slightly by higher procurement prices for natural gas.

Compensation Expenses.  Compensation expenses increased by $852,000 including non-cash stock compensation expenses of $604,000, and duplicate staffing expenses and termination costs incurred during the Company’s recent move of its headquarters from Texas to California.

Other Selling General & Administrative Expenses. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. Other selling, general, and administrative expenses during the three months ended June 30, 2010 decreased approximately $140,000, primarily related to reduced professional fees.

Interest Expenses.  Effective with the Petition Date, the Company’s capital structure, including its interest bearing debts were restructured, resulting in substantially reduced interest expense on a comparative basis

Six Months Ended June 30, 2010 (“Pro-forma”) compared to Predecessor Entity Six Months Ended June 30, 2009:

As described previously, the Company adopted Fresh Start reporting effective March 31, 2010. For purposes of comparison, the following table includes the “Pro-forma” results for the Six Months Ended June 30, 2010, which are derived from the mathematical combination of the Predecessor results of operations for the three months ended March 31, 2010 and the Successor results for the three months ended June 30, 2010.

	“Pro-forma” Six Months Ended June 30, 2010	Predecessor Entity Six Months Ended June 30, 2009
Statement of Operations Data

Revenue	$10,051	$13,719
Production Costs	7,085	8,990
Compensation	1,789	932
Other selling, general, and administrative expenses	1,788	2,129
Depreciation	1,054	1,180
Operating income (loss)	2,235	(488)
Interest expense, net	570	3,160
Other income (expenses)	18,424	—
Net income (loss)	$16,189	$(2,672)

Revenue.  Total revenue for the six months ended June 30, 2010 decreased $3.7 million, or 27%, from approximately $13.7 million to approximately $10.1 million during the six months ended June 30, 2010. The decrease in total revenues is due principally to a decrease in the volume of LNG sold, due to the loss of a major customer contract effective June 30, 2010, and to a decrease in the average price of LNG sold. The volume of LNG sold during the six months ended June 30, 2010 was 10.0 million gallons, compared to 12.7 million gallons during the six months ended June 30, 2009, a decrease of 21%. The average sales price of LNG decreased from $1.08 to $1.04 per LNG gallon, due principally to the loss of the major customer contract, but offset by generally higher prices for natural gas in 2010. In addition to substantial volumes attributed to the lost customer contract, this contract also had more favorable pricing terms than normally experienced by the Company.

Production Costs.   The types of expenses included in the production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the six months ended June 30, 2010 decreased $1.9 million, or 21%, to approximately $7.1 million from $9.0 million for the six months ended June 30, 2009. Production costs are mainly affected by the cost of natural gas prices, and volumes sold. Since the volumes of LNG sold decreased during the six months ended June 30, 2010, virtually all of the decrease in production costs is attributable to the decrease in sales volume, but partially offset by generally higher market prices of pipeline quality natural gas during 2010.

Compensation Expenses.  Compensation expenses increased by $857,000, including non-cash stock compensation expenses of $604,000, and duplicate staffing expenses and termination costs incurred during the Company’s recent move of its headquarters from Texas to California.

Other Selling General & Administrative Expenses. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. Other selling, general, and administrative expenses during the six months ended June 30, 2010 decreased approximately $341,000, primarily related to reduced professional fees and other expenses.

Interest Expenses.  As of the Effective Date, interest expense would not be comparable to prior periods due to the restructuring of debts.

Other.  Other includes principally the gains realized upon the Effective Date as a result of confirmation of the Amended Plan.

Liquidity and Capital Resources

Net cash provided by operating activities was approximately $0.20 million during the three months ended June 30, 2010, compared to net cash used by operating activities of $0.7 million during the three months ended March 31, 2010, and net cash provided by operating activities of $1.4 million during the six months ended June 30, 2009. Cash provided by operating activities during the six months ended June 30, 2009 was substantially stronger than the six months ended June 30, 2010 primarily as a result of income derived from a major customer contract that expired effective June 30, 2009. Much of the cash consumed in operations during the three months ended March 31, 2010 related to the funding of the reorganization plan and expenses. Management believes that operating activities have stabilized and that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the three months ended June 30, 2010 related principally to repairs and modifications at the Company’s Topock LNG production facility. The nature of the LNG Plant is such that continued annual capital investments will be required in order to maintain the plant at peak operating performance. Management estimates that such annual expenditures will continue to fall in the annual range of $0.5 million to $1.0 million.

Cash flow from financing activities related to increases in the Company’s line of credit, and repayments of the short term portion of its secured credit agreement and other term debts.

Certain key liquidity elements as of June 30, 2010 are summarized below (amounts in thousands):

Total Cash	$621
Current Assets	$2,968
Current Liabilities	$1,998
Working Capital	$970
Long-term Debt	$16,673
Shareholder’s equity	$9,863
Total Common Shares Outstanding	20,000,000

Henceforth, the Company's primary sources of liquidity are expected to include cash flows from operations, existing cash and cash equivalents, and borrowings on its line of credit. Operating assets and liabilities consist primarily of receivables from customers, accounts payable, accrued expenses, and accrued payroll and related benefits. The volume of billings and timing of collections and payments affect these account balances.

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

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”) effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at the Effective Date), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the 2nd quarter of 2010 associated with this facility was approximately 53%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of June 30, 2010, the balance outstanding on this note was $725,768.

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $581,000, payable in 54 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. The Company also has an agreement with its legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing in the 4th quarter of 2010.

We believe that cash flows generated from operations, existing cash and cash equivalents and borrowing capacity under revolving credit facility will be sufficient to meet the near term requirements of our operations. However, on a longer-term basis, we will need additional capital to expand business operations and increase LNG production capacity. Subject to certain consents that may be required under our New Credit Agreement and our Shareholders’ Agreement, we intend to pursue a growth strategy for the Company that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require the Company to expand its marketing efforts, as well as its current area of geographic operations. This growth strategy will require additional equity and/or debt capital to fund both capital and operating requirements. While management believes that debt and/or equity capital to fund growth may be available, there is no assurance that such capital can be secured.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the natural gas industry in particular), our status as a newly reorganized enterprise without a significant demonstrated operating history, the location of our natural gas properties and prices of natural gas on the commodities markets (which could impact the amount of financing available to us), the loss of key management and our need to obtain consents from Medley and Castlerigg under the New Credit Agreement and Shareholders’ Agreement.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010, the end of the period covered by this report, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon management’s evaluation, our current Chief Executive Officer and the Principal Accounting Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our current Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2009, we indicated that we have several material weaknesses in our internal control over financial reporting. We are continuing to address these issues and have made improvements in our internal controls, and expect to be in a position to report the existence of no material weaknesses in our internal control over financial reporting by the end of this fiscal year.

PART II OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

We issued options to certain of our executive officers and directors to purchase an aggregate of 1,450,000 shares of common stock as follows:

•
On June 15, 2010, we issued to each of John Levy and Corey Davis, directors of the Company, an option to purchase 100,000 shares of common stock. The options have an exercise price of $0.58 per share, were fully exercisable upon grant, and terminate ten years from the date of grant.

•
On June 15, 2010, we issued to each of W. Phillip Marcum, Kevin Collins, and Thomas Quimby, directors of the Company, an option to purchase 200,000 shares of common stock. The options have an exercise price of $0.58 per share and terminate ten years from the date of grant. Upon grant, 100,000 shares were fully vested, while the remaining 100,000 shares vest in four equal quarterly installments.

•
On June 15, 2010, we issued to Cem Hacioglu, our Chief Executive Officer, an option to purchase 200,000 shares of common stock. The options have an exercise price of $0.58 per share, were fully exercisable upon grant, and terminate ten years from the date of grant.

•
On June 15, 2010, we issued to A. Bradley Gabbard, our Chief Financial Officer, an option to purchase 250,000 shares of common stock. The options have an exercise price of $0.58 per share and terminate ten years from the date of grant. Upon grant, 62,500 shares were fully vested, while the remaining 187,500 shares vest in four equal quarterly installments.

•
On July 21, 2010, we issued to Matthew Pliskin, a director of the Company, an option to purchase 200,000 shares of common stock. The options have an exercise price of $0.58 per share and terminate ten years from the date of grant. Upon grant, 100,000 shares were fully vested, while the remaining 100,000 shares vest in four equal quarterly installments.

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

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

APPLIED NATURAL GAS FUELS, INC.

Dated: August 16, 2010	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer

APPLIED NATURAL GAS FUELS, INC.

Dated: August 16, 2010	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer and Principal Accounting Officer