Form 10-Q
period 2010-09-30
Applied Natural Gas Fuels, Inc.
filed 2010-11-15
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

APPLIED NATURAL GAS FUELS, INC.
(f/k/a PNG Ventures, Inc.)

 (Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes[X]    No [  ]

As of November 12, 2010, there were 20,000,000 shares of common stock of the registrant outstanding.

 APPLIED NATURAL GAS FUELS, INC.

Index to Form 10-Q

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets at September 30, 2010 (Successor) and December 31, 2009 (Predecessor)	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2010 (Successor), Three Months Ended September 30, 2009 (Predecessor), Three Months Ended March 31, 2010 (Predecessor), Six Months Ended September 30, 2010 (Successor) and Nine Months Ended September 30, 2009 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2010 (Successor), Three Months Ended March 31, 2010 (Predecessor) and Nine Months Ended September 30, 2009 (Predecessor)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4.	Controls and Procedures	31
	PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6.	Exhibits	32
Signatures		33

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands)

ASSETS	September 30, 2010 (Successor)	December 31, 2009 (Predecessor)
Current Assets
Cash and cash equivalents	$488	$401
Trade accounts receivable, net of allowances of $26 and $22	2,202	1,749
Prepaid expenses and other current assets	816	892
Total Current Assets	3,506	3,042
Property, plant and equipment, net	25,108	26,158
Deposits and other long term assets	25	—
Total Assets	$28,639	$29,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Liabilities Not Subject to Compromise
Accounts payable and accrued expenses	$1,348	$988
Line of Credit	685	741
Current portion of long term debt	271	—
Notes payable and other current liabilities	—	1,284
Total liabilities not subject to compromise	2,304	3,013
Liabilities Subject to Compromise	—	42,738
Total Current Liabilities	2,304	45,751

Long Term Debt
Liabilities Not Subject to Compromise
Secured credit agreement	16,462	—
Priority taxes and other administrative fees	521	—
Total Long Term Debt	16,983	—
Total Liabilities	19,287	45,751

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 50,000,000 shares authorized, 20,000,000 and 10,084,738 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	20	10
Additional paid-in capital	11,911	(4)
Accumulated deficit	(2,579)	(16,557)
Total Stockholders’ Equity (Deficit)	9,352	(16,551)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,639	$29,200

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands except per share amounts)

	Successor Entity	Predecessor Entity
	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009

Revenue	$4,673	$4,230

Operating Expenses
Production costs	2,876	2,765
Compensation	605	589
Other selling, general, and administrative	960	1,475
Depreciation	432	622

Loss from operations	(200)	(1,221)

Other expense
Interest expense	(468)	(1,209)
Total other expense	(468)	(1,209)

Loss Before Reorganization Items	(668)	(2,430)

Reorganization items:
Administrative expenses	—	134
Total Reorganization items	—	134

Net Loss	$(668)	$(2,564)

Loss per share -basic and diluted	$(0.03)	$(0.25)

Weighted average number of common shares outstanding - basic and diluted	20,000,000	10,084,738

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS--Continued
(Unaudited)
(amounts in thousands except per share amounts)

	Successor Entity	Predecessor Entity
	Six Months Ended September 30, 2010	Three Months Ended March 31, 2010	Nine Months Ended September 30, 2009

Revenue	$9,015	$5,709	$17,496

Operating Expenses
Production costs	5,867	4,094	11,393
Compensation	1,941	453	1,521
Other selling, general and administrative	2,054	695	3,515
Depreciation	858	628	1,802

Loss from operations	(1,705)	(161)	(735)

Other expense
Interest expense	(942)	(96)	(4,367)
Total other expense	(942)	(96)	(4,367)

Loss Before Reorganization Items	(2,647)	(257)	(5,102)

Reorganization items:
Administrative expenses	68	(1,310)	(134)
Gains on debt restructuring	—	19,666	—
Total Reorganization items	68	18,356	(134)

Net Income (loss)	$(2,579)	$18,099	$(5,236)

Income (loss) per share-basic and diluted	$(0.13)	$1.79	$(0.52)

Weighted average number of common shares outstanding - basic and diluted	20,000,000	10,084,738	10,057,265

See accompanying notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(amounts in thousands)

	Successor Entity	Predecessor Entity	Predecessor Entity
	Six Months Ended September 30, 2010	Three Months Ended March 31, 2010	Nine Months Ended September 30, 2009
Cash Flows from Operating Activities:
Net Income (loss)	$(2,579)	$18,099	$(5,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructuring	(140)	(19,666)	—
Interest paid by increase in debt	811	—	—
Depreciation	858	628	1,802
Non-cash stock expense	762	—	—
Amortization of debt discounts and deferred finance costs	—	—	1,142
Decrease (increase) in:
Trade accounts receivable	(591)	138	1,922
Prepaid expenses and other current assets	394	257	956
Accounts payable and accrued expenses	719	(174)	1,471
Post petition accounts payable and accrued expenses	—	—	553
Net cash provided by (used in) operating activities	234	(718)	2,610

Net cash used in reorganization activities	—	(1,573)	—

Cash Flows From Investing Activities:
Proceeds from grants	112	—	—
Purchases of equipment	(529)	(19)	(3,168)
Net cash used in investing activities	(417)	(19)	(3,168)

Cash Flows From Financing Activities:
Repayment of notes	(192)	(97)	(227)
Increase in Borrowings	—	350	2,362
Net changes in Line of Credit	336	(392)	(1,200)
Proceeds from the sale of stock	—	2,575	—
Net cash provided by financing activities	144	2,436	935

Net increase(decrease) in cash	(39)	126	377
Beginning of period	527	401	419
End of period	$488	$527	$796

Supplemental Cash Flow Disclosures:
Cash paid for interest	$161	$96	$3,188
Cash paid for taxes	$—	$—	$—

Non cash investing and financing activities:
Debt issued to settle liabilities subject to compromise	$—	$15,300	$—
Debt issued to settle notes and other current liabilities	$—	$930	$—
Stock issued in settlement of liabilities subject to compromise	$—	$7,041	$—
Par value of common stock issued in reorganization	$—	$20	$—

See accompanying notes to unaudited condensed consolidated financial statements

Applied Natural Gas Fuels, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

On June 30, 2008, the Company entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc., and Arizona LNG, LLC. With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

The acquisition of New ELNG was effected through a Share Exchange Agreement (the “Exchange Agreement”) with Earth Biofuels, Inc., a Delaware corporation (“EBOF”) and its wholly owned subsidiary, Earth LNG, Inc., a Texas corporation (“ELNG”). In the Exchange Agreement, ANGF acquired 100%  of the outstanding shares of New ELNG, a newly formed and wholly-owned  subsidiary of ELNG, in exchange for the issuance to EBOF of 7,000,000 shares of the common stock of the Company (the “Exchange Shares”)  and certain other consideration and share issuances (said transaction being referred to herein as the “Share Exchange”). Principally all of the Exchange Shares were subsequently transferred by EBOF to the holders of EBOF notes upon the exercise of exchange rights granted in conjunction with the Share Exchange. Exercise of the exchange rights resulted in the cancellation of up to $70 million of the EBOF notes and the acquisition of a majority ownership in the outstanding ANGF shares by the former EBOF noteholders. Prior to transfer, the Exchange Shares were subject to an irrevocable proxy by EBOF in favor of the largest holder of the EBOF notes as additional consideration in the Share Exchange. The irrevocable proxy granted full majority voting rights to the EBOF note holder and restricted EBOF's ability to transfer or assign the Exchange Shares. Other share issuances related to the acquisition included shares issued to other creditors for amended debt terms on assumed debts totaling 1.1 million shares, plus 1.1 million shares reserved to such creditors for future issuance.

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

As discussed in more detail below in Note 2—“Voluntary Reorganization Under Chapter 11” the Company emerged from the Chapter 11 proceedings on March 24, 2010 and adopted Fresh Start reporting effective March 31, 2010.

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

As of March 31, 2010, the Company’s capital structure consisted of the following:

1.
A new $10.0 million Senior Secured Term Loan in favor of Medley, bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date. This loan is secured by first lien rights, pari passu with Castlerigg (described below), on all assets except for accounts receivable.

2.
A new $5.650 million Senior Secured Term Loan in favor of Castlerigg, bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date and secured by first lien rights, pari passu, with Medley (described above), on all assets except for accounts receivable.

3.	A $250,000 Senior Secured Short-Term Loan in favor of Castlerigg, bearing an interest rate of 10%, and payable in ten equal monthly payments of $25,000 commencing with the Effective Date.

4.
A $2 million working capital Line of Credit (“Line of Credit”) in favor of Greenfield Commercial Credit LLC (“Greenfield”) that matures on April 1, 2011, with an interest rate and terms consistent with the credit facility in effect prior to the Chapter 11 filing. This facility is secured by accounts receivable.

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

The following table summarizes the adjustments that have been made by the Company as of March 31, 2010 to reflect application of Fresh Start reporting, as well as recognition of the effects of the Amended Plan:

(amounts in thousands)	Predecessor	Reorganization	Fresh Start	Successor
	March 31, 2010	Adjustments	Adjustments	March 31, 2010
ASSETS
Current Assets
Cash equivalents	$527			$527
Trade accounts receivable	1,611			1,611
Prepaid expenses and other current assets (1)	620	600		1,220
Total Current Assets	2,758	600		3,358
Property, plant and equipment, net	25,549			25,549
Other non-current assets	15			15
TOTAL ASSETS	$28,322	600	—	$28,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses (2)	$3,353	(2,724)		$629
Line of Credit	349	—		349
Current portion of long term debt (3)	—	407		407
Liabilities subject to compromise (5)	42,738	(42,738)		-
Total Current Liabilities	46,439	(45,055)		1,385
Long term debt & other long term liabilities (3)	—	16,368		16,368
Total Liabilities	46,439	16,368		17,753
Stockholders' equity (deficit)
Common stock (4)	10	10		20
Additional Paid-in capital (5)	(4)	9,611	1,542	11,149
Accumulated deficit (5)	(18,124)	19,666	(1,542)	-
Total stockholders' equity (deficit)	(18,118)	29,287	0	11,169
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,322	600	—	$28,922

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

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows  include the accounts of ANGF, New ELNG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received were approximately $112,000 for the period ended September 30, 2010.

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

From time to time, we derive a material portion of our revenues from one or more significant customers. During the quarters ended September 30, 2010, March 31, 2010 and  the six month period ended September 30, 2010, approximately 22%, 21% and 21%, respectively of our revenues were derived from our largest customer, and an additional 18%, 16% and 18%, respectively of our revenues were derived from our second largest customer. No other customer represented more that 10% of our total revenues during any of these periods. Less than 10% of our sales are derived from customers in Mexico (see Note 11).

Production Cost — Production costs consists primarily of raw materials and other direct production costs incurred to produce LNG. Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of September 30, 2010 and December 31, 2009, all deferred tax assets are fully reserved.

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

Reclassifications — Certain prior year reported amounts have been reclassified to conform with the 2010 presentation. We reclassified certain expense items within operating activities in the consolidated statements of operations.

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in thousands):

Description	September 30, 2010	December 31, 2009
Prepaid expenses	$768	$600
Deposits	15	241
Inventory	29	51
Other assets	4	—
Total prepaid expenses and other current assets	$816	$892

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

As of September 30, 2010 and December 31, 2009, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the Share Exchange (amounts in thousands):

Description	September 30, 2010	December 31, 2009
LNG production facilities	$25,966	$37,712
Fixtures and equipment	—	68
Total cost	25,966	37,780
Accumulated depreciation and valuation allowance	(858)	(11,622)
Net property, plant and equipment	$25,108	$26,158

Depreciation expense for the quarters ended September 30, 2010, March 31, 2010, six-month period ended September 30, 2010, and nine month period ended September 30, 2009 were approximately $432,000, $628,000, $858,000, and $1,802,000, respectively.

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

The Company’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

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

In accordance with ASC 852.10, discounts and prepaid debt issuance costs associated with borrowing classified as pre-petition liabilities subject to compromise should be viewed as valuation adjustments to the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). The Company has classified such debt as “liabilities subject to compromise” on the Consolidated Balance Sheet. The Company has adjusted debt issuance costs, totaling approximately $1.3 million at December 31, 2009, related to the Notes, and has classified these costs as “liabilities subject to compromise.”

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

NOTE 7 — NOTES PAYABLE, CONVERTIBLE DEBTSANDLINE OF CREDIT

As described in Note 2, the Company’s Amended Plan was confirmed by the Bankruptcy Court on March 12, 2010. Subsequently, all transactions contemplated by the Amended Plan were completed on March 24, 2010, the Effective Date. As of the Effective Date, and with the sole exceptions of the Greenfield Line of Credit and a post-petition financing of $250,000 provided by Castlerigg, the notes, secured debts, convertible debts and other structured debts (collectively the “structured debts of the predecessor entity”) that were included on the December 31, 2009 balance sheet of the predecessor entity were terminated and/or liquidated in accordance with the terms of the Amended Plan. As such, the disclosures included in this Note 7 that relate to the structured debts of the predecessor entity have been simplified and abbreviated, and are provided for information purposes only.

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

Secured Credit Agreement

In conjunction with the Share Exchange, the Company and its subsidiaries entered into an Amended and Restated Credit Agreement dated June 26, 2008 with Medley, its senior secured lender (the “Secured Credit Agreement”) and became obligated for the repayment of secured debt in the original principal amount of $34 million. In May 2009, this Secured Credit Agreement was increased by $2 million to $36 million, to provide financing for the purchase of certain LNG transport trailers by the Company.

As of the Petition Date, the Company was not in compliance with certain covenants of the Secured Credit Agreement, including the covenant to maintain minimum EBITDA and a minimum fixed charge coverage ratio. In addition, in May 2009, the Company suspended interest payments under the Secured Credit Agreement, pending completion of negotiations to restructure the outstanding debt under the Secured Credit Agreement. Also, the filing by the Company of Chapter 11 proceeding was an event of default under the Secured Credit Agreement. As a result, the entire principal amount of this Secured Credit Agreement was considered subject to acceleration under the terms of the Secured Credit Agreement.

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

Immediately following the Chapter 11 petition date, the Company entered into negotiations with Greenfield to provide debtor-in-possession (“DIP”) financing via the secured revolving Line of Credit. These negotiations culminated with Bankruptcy Court approval of a DIP Financing agreement with terms identical to those described above, with the following modifications:  (1) the maximum amount of financing was reduced from $2.5 million to $2.0 million; and (2) an additional fee of $20,000 was payable in equal  monthly installments over the remaining term of the note (March 1, 2010). The Greenfield Line of Credit is considered fully secured, and has been classified on the balance sheet as “liabilities not subject to compromise.”

Immediately after the Effective Date, this Line of Credit was extended through April 1, 2011, with such extension requiring additional loan modification fees of $21,667. As of September 30, 2010, the outstanding balance of the Greenfield Line of Credit was $685,395.

Convertible Debt

In conjunction with the Share Exchange, the Company became obligated for the repayment of a $626,250 convertible promissory note payable to Black Forest International, LLC (“BFI”). This note (herein “BFI Note”) was convertible at any time into 756,325 shares of the Company stock, at $10 per share for a portion of the note totaling $563,250, and $0.09 per share for $63,000 balance of the BFI Note. Proceeds from a 3rd quarter 2008 private debt financing were used to repay $563,250 of the principal balance on the BFI  Note (the portion convertible at $10 per share), leaving a balance outstanding as of December 31, 2009, including accrued interest, of $72,000.

The remaining portion of the BFI Note was convertible into 700,000 common shares at the conversion rate of $0.09 per share, subject to substantial adjustment under certain circumstances as described below. Interest accrued at 12%, and was payable monthly. The BFI Note had no stated maturity date, was payable on demand, and did not provide for prepayment in the absence of consent by the holder.

Due to the provisions of the BFI Note, the outstanding balance was considered unimpaired and classified as “liabilities not subject to compromise” as of December 31, 2009. As of the Effective Date, the balance of the BFI Note was fully paid pursuant to the provisions of the Amended Plan, thereby also terminating all embedded rights associated with the BFI Note.

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

Castlerigg Private Convertible Debt Financing

Effective as of August 19, 2008, the Company entered into a securities purchase agreement (the “Agreement”) with Castlerigg pursuant to which Castlerigg purchased a 15% subordinated convertible note for an aggregate principal amount of $3,188,235 (the “Note”). As of December 31, 2009, Castlerigg also owned a beneficial interest of 60.38% of the outstanding common shares of the Company. The Note bears interest at 15% per annum and such interest is payable in arrears on the first day after the end of each quarterly period, beginning September 30, 2008. Upon the closing of the transactions contemplated by the Agreement, the Company prepaid interest to Castlerigg in the amount of $477,000, representing interest due and payable on the Note through August 19, 2009 (the “Prepaid Interest”). In addition, $1,000,000 was placed into escrow to be used to pay interest accruing on the Secured Credit Agreement.

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

Structured Debts of the Successor Entity:

The following table summarizes the Structured Debts of the Successor Entity as of September 30, 2010 (amounts in thousands):

Successor Entity September 30, 2010
New Credit Agreement	$16,462
Greenfield Line of Credit	685
Other	792
Long Term Debt	17,939
Current Portion of Long Term Debt	956
Non-current Portion	$16,983

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

As of September 30, 2010, the Company has capitalized approximately $811,000 of paid in-kind interest accrued through such date by increasing the principal amounts of the Medley Loan and the Castlerigg Loan.

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

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”) effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at September 30, 2010), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the 3rd quarter of 2010 associated with this facility was approximately 36.22%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of September 30, 2010, the balance outstanding on this note was approximately $685,395.

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $583,000, payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. The Company also has an agreement with its legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing December 31, 2010.

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of September 30, 2010 (amount in thousands):

Successor Entity Debt Outstanding at September 30, 2010
Year 1	$956
Year 2	221
Year 3	121
Year 4	16,582
Year 5	59
Thereafter	—
Total future payments	$17,939

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

NOTE 8 — INCOME TAXES

The Company’s effective tax rate for the quarter ended September 30, 2010 was 0.0%. The Company has experienced net operating losses since the Share Exchange including during the year ended December 31, 2009. As of December 31, 2009, the Company had cumulative operating losses of approximately $10 million. During the quarter ended March 31, 2010, the Company realized income from the settlement of liabilities subject to compromise in the amount of $19.7 million. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude such income from taxable income, but must reduce certain of its tax attributes, including operating loss carryforwards.

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of beneficial tax attributes that were generated prior to the change in ownership, if any, could be substantially limited. The amount of limitation, if any, will be determined at a later date.

The Company adopted ASC 740. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect of the financial statements or the effective tax rate during the year ended December 31, 2009 or the quarters ended September 30, 2010., June 30, 2010, or March 31, 2010.

NOTE 9—STOCKHOLDERS’ EQUITY

As of the Effective Date, all equity and equity derivatives of the Company that existed prior to the Effective Date were eliminated, including all shares of capital stock, options, warrants, and other similar derivative instruments linked to the Company’s equity.

On the Effective Date, the Company issued 20,000,000 common shares with a par value of $.001. The Company also ratified and confirmed the continued effectiveness of the options granted to Mr. Hacioglu within his Employment Agreement dated February 1, 2009, including the relevant adjustment features contained therein. As adjusted by virtue of the Amended Plan, Mr. Hacioglu's original option was surrendered. In its place and as of the Effective Date, we issued replacement options to purchase 1,997,342 shares of our common stock at an exercise price of $.58 per share (an implied value of 120% of the equity value of our shares under the Amended Plan) and an expiration date of February 1, 2019. As of September 30, 2010, 998,671 of these options are vested. The remaining options vest ratably over the next six quarters.

In June 2010, the Company adopted the “Applied Natural Gas Fuels, Inc. 2010 Stock Incentive Plan” (the “Plan”). This Plan reserves up to 2.0 million shares of common stock and/or options to be granted at future dates to employees, officers, directors and consultants, of which 1.250 million options were granted during the quarter ending June 30, 2010, including 1.2 million  options granted to Directors of the Company. An additional 350,000 options were granted during the quarter ending September 30, 2010.

Common Stock Purchase Option Activity

The following table summarizes common stock purchase warrants and stock option activity for the three- month period ended September 30, 2010:

Shares
Options outstanding at March 31, 2010	1,997,342
Stock Options Granted	1,600,000
Exercised	—
Forfeited/ expired/ cancelled	—
Options Outstanding at September 30, 2010	3,597,342

The weighted average exercise price of common stock purchase options during the period was $0.58 per share. As of September 30, 2010, total vested option were 1,983,046.

Stock-based Compensation Expense

Using the "Valuation Assumptions" discussed in the following section, the Company has estimated the value of the stock options granted prior to March 31, 2010 to be approximately $759,125, and the value of stock options granted during the six months ended September 30, 2010 was $603,133. The value of these options is being amortized to Stock-Based Compensation Expense over the vesting periods applicable to each option grant. Total Stock-Based Compensation Expense recorded during the three months and six months ended September 30, 2010 were $158,000 and $762,000, respectively.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for stock options granted since the Effective Date through September 30, 2010:

Valuation Assumptions
Risk- free rates	2.99% - 3.84%
Expected lives (in years)	10
Dividend yield	0%
Expected Volatility	76%

Since the Company currently does not have an active trading market for its shares, our computation of expected volatility is based on factors used by comparable companies. We used the 10-year term of the options as the expected life of the options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10 year yield curve in effect at the time of grant.

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

Major Customers

The following table presents the contribution to sales by the Company’s largest customers as shown in the respective periods:

Customer	Three months ended September 30, 2010	Six months ended September 30, 2010	Three months ended March 31, 2010	Nine months ended September 30, 2009	Three months ended September 30, 2009
City of Phoenix	—	—	—	32%	—
Waste Management, Inc.	22%	21%	21%	22%	33%
Orange County Transportation Authority	18%	18%	16%	12%	20%

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

 In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This guidance states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued. As such, an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. The guidance has become effective for the interim or annual reporting periods after June 15, 2010. The Company adopted this guidance on its effective date and it did not have an impact on its consolidated results of operations and financial condition.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. We believe that the statements in this quarterly report on Form 10-Q that we make regarding the following matters, by their nature, are forward-looking. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our competitive position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; increased costs and production delays associated with unexpected facility maintenance and repairs;  developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; our ability to obtain waivers for breach of covenants; access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing; all of such objectives, estimates, intentions and plans being subject to our ability to execute on our plans in light of our recent emergence from Bankruptcy, and subject to the substantial limitations we are subject to under our New Credit Agreement and the Shareholders’ Agreement with Medley and Castlerigg. Other factors include our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing, as well as other factors or statements set forth herein in this Quarterly Report on Form 10-Q, and in other filings with the SEC, including specifically our most recent filing of our Annual Report on Form 10-K. Any or all of such factors could cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors can affect the value of our assets and common stock and/or other equity securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in our securities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

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

Company Overview

On June 30, 2008, we entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc., and Arizona LNG, LLC (the “LNG Acquisition”). Following the LNG Acquisition, we changed our primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (99% methane gas), equipment storage, fuel dispensing equipment and fuel loading facilities. We are one of the two primary vehicle-grade LNG producers in the western United States.

One of the principal assets we acquired in the LNG Acquisition was a liquefied natural gas production facility in Topock, Arizona (the “Plant”), along with its related sales and distribution businesses. The Plant processes pipeline quality natural gas through various purification applications (to a purity of up to 99% methane gas), and through refrigeration cycles that cool the gas to a temperature of approximately -260 degrees F, at which point the natural gas product condenses to a liquid. After processing, LNG is stored in above ground cryogenic storage tanks at the Plant, until shipped via tractor trailers to customer sites, where it is also stored in above ground storage tanks until transferred directly to vehicles. In its liquefied state, LNG occupies approximately 1/600th of the volume of natural gas and is easily stored and transported. We believe that our Plant is one of the few operating natural gas production facilities in the western United States with capacity sufficient to service retail, wholesale and industrial end users. As it would take an extended period and require substantial capital expenditures to develop a similar production facility, and to develop the experienced staff required to provide a turn-key solution to potential LNG customers, we believe the barrier to entry is high in our business.

At some customer sites, we also offer a pure form of compressed natural gas (“CNG”). CNG is normally produced by compressing pipeline quality natural gas to a density that is approximately 40% of LNG. We produce CNG at certain sites by vaporizing LNG at high pressures, and typically refer to this product as LCNG. As LCNG, it remains in a gaseous state, and is stored in high pressure tanks, usually at operating pressures of 4,000 to 5,000 psi, to be eventually dispensed into vehicles in gaseous form. We utilize this process at our retail fueling station, and at certain customer owned refueling sites. The Company also provides LNG and LCNG storage, fueling and delivery systems, and executes turnkey fuel solutions that include equipment leasing, station installations, safety and training, temporary fueling stations, and LNG and CNG consulting services.

We purchase pipeline quality natural gas from one main supplier, who transports the natural gas to the plant site via a pipeline immediately adjacent to the Plant. The Plant has an annual production capacity of 35.6 mm gallons of LNG, with a maximum production capacity of 100,000 gallons of vehicle grade LNG per day (approximately 60,000 gallons per day of diesel gallon equivalent). In addition, we own a fleet of 24 specialty cryogenic tank trailers which are used to transport LNG from the plant site to customer sites. Although we produce LNG at our Plant in Arizona, we also purchase, from time to time, other LNG supplies from third parties, typically on spot contracts. In addition to the Plant and 24 cryogenic tank trailers, we also own a public LNG fueling station from which we sell LNG and LCNG at retail to the public. This station is located near a popular airport in Southern California.

Our sales and marketing efforts are conducted through a small staff of direct sales people. We sell substantially all of our LNG to municipal, other governmental agency, and commercial fleet customers (e.g. refuse companies, major ports, large municipal fleets, and other commercial trucking fleets), who typically own and operate their LNG powered vehicle fleets and fueling stations. We also sell a small volume of LNG to industrial customers for non-vehicle use. Our customers are located in the western United States and northern Mexico. Typical customer fleet applications include city and regional buses, garbage collection and hauling trucks, heavy-duty tractors, port drayage trucks, and industrial manufacturing applications.

Our primary customers in California are municipal fleets such as Orange County buses and garbage trucks, Orange County Transportation (city buses), as well as commercial vehicles like those belonging to United Parcel Service in the Los Angeles area, and garbage-disposal fleets up and down the California coast.

Currently, one of the largest markets in the U.S. for clean, vehicle-grade LNG is Southern California and surrounding areas.  This market has been the focus of our marketing efforts. In recent years, various governmental agencies in California, Arizona, and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such a LNG.

Los Angeles (including urban portions of the city), Orange County, Riverside and San Bernardino counties collectively are designated the South Coast Air Quality Management District (SCAQMD). This area of 10,743 square miles is home to over 16 million people (the second most populated urban area in the United States) and has the most polluted air in the United States. California encourages and provides millions of grant dollars to assist individual and fleet owners to acquire vehicles that are powered by cleaner alternatives to diesel and gasoline, such as LNG and CNG.

Our sales are based on supply contracts that are normally on a commodity “index-plus” basis, although we also occasionally may enter into fixed-price contracts. The “index-plus” contracts typically contain contract pricing provisions that reset periodically (typically each month) according to the applicable natural gas monthly pricing index. While revenues per GGE may fluctuate based on the price of natural gas, our gross profit / per GGE for any given customer contract remains generally stable over the life of the contract.

Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, principally LNG, as a vehicle fuel and to build our competitive position as that market expands. Subject to the availability of adequate capital and certain shareholders consents (See “Outlook” hereafter), we intend to execute on our business strategy by expanding the geographic and operational scope of our business operations, establishing additional retail fueling stations, increasing  our LNG storage and production capacity, and expanding our sales and marketing efforts.

Voluntary Reorganization under Chapter 11

Following the June 30, 2008 acquisition of our LNG business,  our liquidity and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the acquisition. In the LNG Acquisition, we also inherited certain predecessor litigation claims, as well as certain non-economic contracts, which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered as Case No. 09-13162. From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we successfully closed on a series of restructuring transactions contemplated by the Amended Plan, and we emerged from Chapter 11 bankruptcy proceedings.

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

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include unaudited consolidated balance sheets as of September 30, 2010 (successor entity) and December 31, 2009 (predecessor entity), unaudited consolidated statements of operations for the quarter ended and six month period ended September 30, 2010 (successor entity), and predecessor entity unaudited consolidated statements of operations for the quarters ended March 31, 2010 and September 30, 2009 and nine month period ended September 30, 2009. The accompanying financial statements also include unaudited statements of cash flows for the three months ended March 31, 2010 (predecessor entity),  the six month period ended September 30, 2010 (successor entity), and the nine month period ended September 30, 2009 (predecessor entity).

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

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, we adopted the Fresh Start reporting provisions of ASC 852.10, with respect to our financial reports, which requires  us to restate  our assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by us in conjunction therewith. Under the provisions of ASC 852.10, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the Effective Date. Due to the proximity of the Effective Date to the end of our 1st quarter of 2010, and the relative immateriality of operations during the intervening period, we applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments and gains and losses are reflected in our financial statements as of and for the quarter ended as of March 31, 2010.

In connection with the Amended Plan, we engaged a valuation firm to provide management with an estimate of the fair market value of our assets. This report was used as the basis for adjusting the carrying values of our property, plant, and equipment as of December 31, 2009 (see Note 5 to the unaudited consolidated financial statements). Other Fresh Start adjustments were made effective as of March 31, 2010 (see Note 2 to the unaudited consolidated financial statements).

Under the provisions of ASC 852.10, we are considered a different reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010; likewise, references to “successor entity” refer to the Company on or after March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity and the successor entity, the financial statements of such entities are not necessarily considered comparable.

Successor Entity Three Months Ended September 30, 2010 compared to Predecessor Entity Three Months Ended September 30, 2009 (amounts in thousands):

	Successor Entity Three Months Ended September 30, 2010	Predecessor Entity Three Months Ended September 30, 2009
Statement of Operations Data
Revenue	$4,673	$4,230
Production Costs	2,876	2,765
Compensation	605	589
Other selling, general, and administrative	960	1,475
Depreciation	432	622
Earnings (loss) from operations	(200)	(1,221)
Interest expense, net	(468)	(1,209)
Reorganization Items	—	134
Net Loss	$(668)	$(2,564)

Revenue.  Total revenue for the three months ended September 30, 2010 increased $443,000, or approximately 10%, from $4.2 million in the three months ended September 30, 2009. This increase is attributable to an increase in the average price of LNG sold, partially offset by a decrease in the volume of LNG sold. The volume of LNG gallons sold to customers was 5.0 million gallons in the three months ended September 30, 2010 compared to 5.2 million gallons in the three months ended September 30, 2009, a decrease of 4%. The average price per gallon of LNG sold increased from $.77 in 2009 to $.94 in 2010 due principally to generally higher market prices for natural gas in 2010.

Production Costs.  Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the three months ended September 30, 2010 increased $111,000, or 4%, as compared to the three months ended September 30, 2009. This increase is attributable primarily to an increase in the cost of natural gas and an increase in freight costs, partially offset by a decrease in the volume of LNG sold.

Compensation Expenses.  Compensation expense for the three months ended September 30, 2010 increased by $16,000 from the amount incurred for the three months ended September 30, 2009, which reflects non-cash stock compensation expenses of $158,000, but offset by staff level reductions and other decreases in personnel costs.

Other Selling, General, & Administrative Expenses. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. Other selling, general, and administrative expenses for  the three months ended September 30, 2010 decreased approximately $515,000 from the amount incurred for the three months ended  September 30, 2009, primarily related to reduced professional fees.

Interest Expenses.  Effective with the Petition Date, the Company’s capital structure, including its interest bearing debts were restructured, resulting in substantially reduced interest expense on a comparative basis

Pro-Forma Nine Months Ended September 30, 2010 compared to Predecessor Entity Nine Months Ended September 30, 2009:

As described previously, the Company adopted Fresh Start reporting effective March 31, 2010. For purposes of comparison, the following table includes the “Pro-forma” results for the Nine Months Ended September 30, 2010, which are derived from the mathematical combination of the Predecessor results of operations for the three months ended March 31, 2010 and the Successor results for the six months ended September 30, 2010.

	“Pro-forma” Nine Months Ended September 30, 2010	Predecessor Entity Nine Months Ended September 30, 2009
Statement of Operations Data
Revenue	$14,724	$17,496
Production Costs	9,961	11,324
Compensation	2,394	1,521
Other selling, general, and administrative expenses	2,749	3,515
Depreciation	1,486	1,802
Operating income (loss)	(1,866)	(666)
Interest expense, net	(1,038)	(4,367)
Other income (expenses)	18,424	(203)
Net income (loss)	$15,520	$(5,236)

Revenue.  Total revenue for the nine months ended September 30, 2010 decreased $2.8 million, or 16%, from approximately $17.5 million to approximately $14.7 million during the nine months ended September 30, 2010. The decrease in total revenues is due principally to a decrease in the volume of LNG sold, due to the loss of a major customer contract effective July 1, 2009, and offset by a small increase in the average price of LNG sold. The volume of LNG sold during the nine months ended September 30, 2010 was 14.9 million gallons, compared to 17.9 million gallons during the nine months ended September 30, 2009, a decrease of 17%. The average sales price of LNG increased from $.94 to $.96 per LNG gallon due to generally higher prices for natural gas supplies.

Production Costs.   The types of expenses included in the production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs for  the nine months ended September 30, 2010 decreased $1.4 million, or 12%, to approximately $9.96 million from $11.3 million for the nine months ended September 30, 2009. Production costs are mainly affected by the cost of natural gas prices and volumes sold. Since the volumes of LNG sold decreased during the nine months ended September 30, 2010, virtually all of the decrease in production costs is attributable to the decrease in sales volume, but partially offset by generally higher market prices of pipeline quality natural gas during nine months ended September 30, 2010.

Compensation Expenses.  Compensation expenses for the nine months ended September 30, 2010 increased by $873,000 from the amount incurred during the nine months ended September 30, 2009, attributable to non-cash stock compensation expenses of $762,000, and duplicate staffing expenses and termination costs incurred during the Company’s recent move of its headquarters from Texas to California.

Other Selling, General, & Administrative Expenses. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. Other selling, general, and administrative expenses for  the nine months ended September 30, 2010 decreased approximately $767,000, from the amount incurred during the nine months ended September 30, 2009, primarily related to reduced professional fees and other expenses.

Interest Expenses.  As of the Effective Date, interest expense would not be comparable to prior periods due to the restructuring of debts.

Other.  Other includes principally the gains realized upon the Effective Date as a result of confirmation of the Amended Plan.

Liquidity and Capital Resources

Net cash provided by operating activities during the six months ended September 30, 2010 was approximately $234,000, compared to net cash used by operating activities of $718,000 during the three months ended March 31, 2010 and net cash provided by operating activities of $2.610 million during the nine months ended September 30, 2009. Cash provided by operating activities during the nine months ended September 30, 2009 was substantially stronger than the six months ended September 30, 2010 primarily as a result of income derived from a major customer contract that expired effective July 1, 2009. Much of the cash consumed in operations during the three months ended March 31, 2010 related to the funding of the reorganization plan and expenses. Management believes that operating activities have stabilized and that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the six months ended September 30, 2010 related principally to repairs and modifications at the Company’s Topock LNG production facility. The nature of the LNG Plant is such that continued annual capital investments will be required in order to maintain the plant at peak operating performance. Management estimates that such annual expenditures will continue to fall in the annual range of $0.5 million to $1.0 million.

Cash flow from financing activities during the six months ended September 30, 2010 related to increases in the Company’s line of credit, and repayments of the short term portion of its secured credit agreement and other term debts.

Although the Company generated positive cash from operating activities during the six months ended September 30, 2010, the Company’s cash flow and liquidity were adversely affected by certain unscheduled maintenance and repairs to its Plant. As well, the Company’s liquidity was adversely affected as a result of an increase in required prepayments to our natural gas supplier. Plant maintenance and repairs are generally scheduled and anticipated as part of the Company’s business model. However, to the extent such repairs and maintenance occurs on an unscheduled basis, such expenditures can adversely affect our cash flow to the extent of the actual out-of-pocket repair costs incurred, and to the extent of lost customer revenue, and in some limited instances, through penalty features incorporated into our customer contracts. Furthermore, our margins may be affected during these brief periods if we are caused to supply our customers with higher-cost LNG acquired from other sources.

Certain key liquidity elements as of September 30, 2010 are summarized below (amounts in thousands):

Total Cash	$488
Current Assets	$3,506
Current Liabilities	$2,304
Working Capital	$1,202
Long-term Debt	$16,983
Shareholder’s equity	$9,352
Total Common Shares Outstanding	20,000,000

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

Our liquidity and results of operations will, for the foreseeable future, be affected by our operations, our level of fixed and variable indebtedness, and future payment commitments under our Amended Plan. Our cash flow will also be adversely affected commencing in April 2011. In accordance with the terms of the “New Credit Agreement”, the Company will be required to start paying cash interest payments under the New Credit Agreements (see below). The payments will be approximately $430,000 per quarter. The Company currently expects that increased cash flow derived from anticipated growth in revenues over the course of the next few months will be sufficient to allow the Company to meet its interest obligations under the terms of this Credit Agreement. However, there is no assurance that such growth in revenues will actually materialize, and therefore no assurance that the Company will have sufficient cash resources to meet these interest payment requirements.

Current Debt Obligations

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

As of September 30, 2010, the Company has capitalized $812,000 of paid in-kind interest accrued through such date by increasing the principal amounts of the Medley Loan and the Castlerigg Loan.

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

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”) effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at September 30, 2010), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the 3rd quarter of 2010 associated with this facility was approximately 36.22%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of September 30, 2010, the balance outstanding on this note was approximately $685,395.

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $583,000, payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. The Company also has an agreement with its legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing December 31, 2010.

Outlook

Our plan of operation for the next twelve months is to pursue a growth strategy intended to take advantage of the increasing demand for alternative fuel sources, We intend to execute on our planned growth strategy by expanding the geographic and operational scope of our business operations, establishing additional retail fueling stations, increasing  our LNG storage and production capacity, and expanding our sales and marketing efforts. We believe that cash flows generated from operations, existing cash, and cash equivalents and borrowing capacity under our revolving credit facility should be sufficient to meet the immediate requirements of our operations, as presently constituted. However, our current capital resources will not be sufficient to fund our intended growth strategy. Further, in the absence of an organic increase in our business, our current resources may not be sufficient to cover, among others, unexpected increases in operating expenses, unscheduled Plant maintenance and repairs, or the scheduled increase in debt service under the New Credit Agreement. As a result, subject to certain consents that may be required under our New Credit Agreement and our Shareholders Agreement, we will need to raise additional capital in the near term as we attempt to supplement our working capital, invest in capital equipment, acquire increased LNG production capacity and finance the overall growth of our business. This may take the form of either debt-based financing, or the sale of equity securities, although there is no assurances that such capital can be secured. If we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for expansion.

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

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies, please refer to the discussion provided in Item 1 of Part 1 of this report under the caption “Note 3 – Significant Accounting Policies.”

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010, the end of the period covered by this report, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon management’s evaluation, our current Chief Executive Officer and the Principal Accounting Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our current Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

We issued options to certain of our key employees and to a director to purchase an aggregate of 350,000 shares of common stock as follows:

•
On July 21, 2010, we issued to Matthew Pliskin, a director of the Company, an option to purchase 200,000 shares of common stock. The options have an exercise price of $0.58 per share and terminate ten years from the date of grant. Upon grant, 100,000 shares were fully vested, while the remaining 100,000 shares vest in four equal quarterly installments. Mr. Pliskin resigned as a director of the Company on November 2, 2010.

•
On August 2, 2010, we issued options to purchase 50,000 shares to each of  three employees. The options have an exercise price of $0.58 per share and terminate ten years from the date of grant. Shares vest in twenty equal quarterly installments.

The foregoing securities were issued in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, without engaging in any advertising or general solicitation of any kind and without payment of underwriting discounts or commissions to any person.

Item 6.                       Exhibits

The following documents are filed as part of this report:

Exhibit No.	Document Description
10.1	Amended and Restated Employment Agreement, dated November 12, 2010, by and between the Company and A. Bradley Gabbard
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

APPLIED NATURAL GAS FUELS, INC.

Dated: November 15, 2010	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer

APPLIED NATURAL GAS FUELS, INC.

Dated: November 15, 2010	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer and Principal Accounting Officer