Form 10-K
Applied Natural Gas Fuels, Inc.
filed 2011-03-29
CIK 1016900

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
___________________________

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-29735
APPLIED NATURAL GAS FUELS, INC.

 (Exact Name of registrant as specified in its charter)

Nevada	88-0350286
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31111 Agoura Rd, Suite 208 Westlake Village, CA	91361
(Address of principal executive offices)	(Zip Code)

818-450-3650
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $.001 Par Value	NONE

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
Yes [X]     No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity of the registrant as of the last business day of the second fiscal quarter was: $3,933,670

As of March 21, 2011, there were 20,000,000 shares of common stock outstanding.

Documents Incorporated by Reference:  None

APPLIED NATURAL GAS FUELS, INC.

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. We believe that the statements in this annual report on Form 10-K that we make regarding the following matters, by their nature, are forward-looking. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to continue as a going concern; our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our competitive position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; increased costs and production delays associated with unexpected facility maintenance and repairs; developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing; all of such objectives, estimates, intentions and plans being subject to our ability to execute on our plans in light of our recent emergence from Bankruptcy, and subject to the substantial limitations we are subject to under our Senior Credit Facility and the Shareholders’ Agreement with Medley and Castlerigg. Other factors include our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing, as well as other factors or statements set forth herein in this annual report on Form 10-K, and in other filings with the SEC. Any or all of such factors could cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors can affect the value of our assets and common stock and/or other equity securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in our securities. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

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

Organizational History

We were incorporated in the State of Nevada on June 23, 1995, as Telecommunications Technologies, Ltd. (“TTL”) and subsequently changed our name to “PNG Ventures, Inc.” in February 1998. With the exception of certain short-term ventures that were subsequently abandoned, we had little or no material operations from inception through June 30, 2008. During that period, we were a development-stage business seeking to acquire or develop one or more profitable business opportunities.

We entered into the business of the production, distribution, and sale of liquefied natural gas (“LNG”) upon the June 30, 2008 acquisition of New Earth LNG, LLC (“New ELNG”) pursuant to a share exchange transaction (the “Share Exchange”) with Evolution Fuels, Inc., formerly known as “Earth Biofuels, Inc.” (“EBOF”). After giving effect to the Share Exchange, (i) New ELNG became our wholly-owned subsidiary, and (ii) we succeeded to its Arizona-based liquefied natural gas operations. Through its operating subsidiaries, including Applied LNG Technologies USA, LLC and Arizona LNG, LLC, New ELNG was a provider of LNG to transportation, industrial and municipal markets in the western United States and northern Mexico. As a result of the acquisition, we acquired a liquefied natural gas production facility in Topock, Arizona and its related distribution and sales businesses.

In all, the subsidiaries of New ELNG, which are now owned by us as a result of the Share Exchange, include Arizona LNG, LLC, a Nevada limited liability company (“Arizona LNG”), which owns the Topock, Arizona liquefaction plant, Applied LNG Technologies, LLC, a Delaware limited liability company (“Applied LNG”) and, the subsidiaries of Applied LNG, and Fleet Star, Inc., a Delaware corporation (“Fleet Star”).

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

•
Secure from Castlerigg PNG Investments, LLC (“Castlerigg”), $8,325,000 of financing (inclusive of $250,000 advanced prior to the Effective Date) to fund implementation of the Amended Plan, for a $5.5 million senior secured four year term loan, a $250,000 senior secured short-term note; and 5,300,000 shares of our newly reorganized Company (representing approximately 26.5% of our outstanding shares);

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

We purchase pipeline quality natural gas from one main supplier, who transports the natural gas to our plant site via an El Paso Natural Gas pipeline immediately adjacent to our Plant. Our Plant is capable of producing approximately 100,000 gallons of vehicle-grade LNG per day (approximately 59,000 gallons per day of diesel gallon equivalent). We own a fleet of 24 specialty cryogenic tank trailers, which are used to transport LNG from our plant site to customer sites. Although we produce LNG at our liquefaction plant in Arizona, we also purchase, from time to time, other LNG supplies from third parties, typically on spot contracts.

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

CNG is produced by compressing pipeline quality natural gas to a density of approximately 40% of LNG. As CNG, it remains in a gaseous state, and is stored in high-pressure tanks, usually at operating pressures of 4,000 to 5,000 psi. While we do not typically focus our efforts on manufacturing CNG, we do produce some CNG by vaporizing LNG under controlled pressure processes that allow LNG to be vaporized to CNG, where it is then transferred via fueling apparatus to CNG powered vehicles. We utilize this process at our Fleet Star retail fueling stations, and at certain customer owned refueling sites.

In addition to the Plant and 24 cryogenic tank trailers, we also own one public LNG fueling station from which we sell LNG and CNG at retail to the public. This station, branded as “Fleet Star,” is located near the Ontario Airport in Ontario, California. We also operate one other public fueling station in Barstow, California.

The Company’s principal executive offices are located at 31111 Agoura Road, Suite 208, Westlake Village, California 91361.

Competition

The market for vehicular fuels is highly competitive. The major competition for LNG and other alternative fuels is gasoline and diesel, the production, distribution, and sale of which are dominated by large integrated oil companies. The vast majority of vehicles in the United States and Canada are powered by gasoline or diesel. There is no assurance that we can compete effectively against other fuels, or current competitors, or other significant competitors that may enter markets currently served by the Company.

Presently, the Company’s primary competitor in its current markets is Clean Energy Fuels Corp. Potential entrants to the market for natural gas vehicle fuels include large integrated oil companies, large LNG producers, transporters and service companies, other retail gasoline and diesel marketers, natural gas utility companies, and other companies involved in industrial gases and other cryogenic processes and products. The integrated oil companies produce and sell crude oil and natural gas, and refine crude oil into gasoline and diesel. They and other retail gasoline marketers own and franchise retail stations which sell gasoline and diesel fuel.

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

LNG currently is supplied to the California, Arizona, Nevada, and northern Mexico markets, primarily by three LNG plants—Applied LNG’s Topock plant, with a maximum capacity of 100,000 gpd, and a plant owned by Clean Energy Fuels Corp. located in Boron, California, with a current maximum capacity believed to be approximately 160,000 gpd, and a plant located in Ehrenberg, AZ with a current daily capacity believed to be in the range of approximately 50,000 gpd. We understand that the production of the Ehrenberg plant is dedicated to Clean Energy under a take or pay contract. In addition to these plants, demand in our market area is also supplied on occasion by third party LNG plants located in Texas, Kansas, Wyoming, and Colorado. The aggregate capacity available from these plants varies and is estimated to be in the range of 200,000 gpd. Because the trucking costs associated with transporting LNG from plants located in the central U.S., to western states is substantial, such sources are used only when absolutely necessary to meet customer demands.

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

CNG and LNG stations — To construct a CNG or LNG fueling station, we must obtain a facility permit from the local fire department and either we or a third party contractor must be licensed as a general engineering contractor. The installation of each CNG and LNG fueling station must be in accordance with federal, state, and local regulations pertaining to station design, environmental health, accidental release prevention, above-ground storage tanks, hazardous waste, and hazardous materials. We are also required to register with certain state agencies as a retailer/wholesaler of CNG and LNG.

Transfer of LNG — Federal Safety Standards require each transfer of LNG to be conducted in accordance with specific written safety procedures. These procedures must be in place at each location or place of transfer and must include provisions for personnel to be in constant attendance during all LNG transfer operations.

 LNG liquefaction plants — To build and operate LNG liquefaction plants, we must apply for facility permits or licenses to address many factors, including storm water or wastewater discharges, waste handling and air emissions related to production activities or equipment operations. The construction of LNG plants must also be approved by local planning boards and fire departments.

Vehicle Conversion — Vehicles that are converted to run on natural gas are subject to EPA emission requirements and certifications, federal vehicle safety regulations and, in some cases, such as California, state emission requirements and certifications.

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

Limitation on greenhouse emissions —The Global Warming Solutions Act of 2006, which provides for a limitation on greenhouse-gas emissions throughout California. This requires a carbon reduction in gasoline and diesel fuels sold in the State of California by 2020, therefore, encouraging other low carbon transportation fuels to enter the marketplace by allowing them to generate carbon credits that can be sold to noncompliant regulated parties starting January 1, 2011. Under this regulation, CNG, LNG, and biomethane are identified as “compliant fuels” through 2020 as their carbon benefits have been verified to far exceed the regulation's 2020 goal of a 10% reduction.

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

Tax Incentives and Grant Programs

U.S. federal and state government tax incentives and grant programs are available to help fleet operators reduce the cost of acquiring and operating a natural gas vehicle fleet. Incentives may be available to offset the cost of acquiring natural gas vehicles or converting vehicles to use natural gas. Incentives are available to offset the cost of constructing natural gas fueling stations and selling CNG or LNG. The vehicle and fuel tax rebates and credits are key incentives designed to enhance the cost-effectiveness of CNG and LNG as vehicle fuels throughout the United States and are described below.

Fuel credits.    Under the Volumetric Excise Tax Credit ("VETC" or “fuel tax credit”) for alternative fuels, sellers of CNG or LNG are entitled to receive a credit of $0.50 per gasoline gallon equivalent of CNG and $0.50 per liquid gallon of LNG sold for vehicle fuel use after September 30, 2006 and before January 1, 2012. Based on the service relationship we have with our customers, either we or our customers are able to claim the credit. These tax credits for CNG and LNG lowered the cost of natural gas vehicle fuels to sellers, and the savings could be passed on to the customer if the seller elected to do so. These credits are scheduled to expire on December 31, 2011.

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

Sales and Marketing

Our sales and marketing efforts are conducted through a small staff of direct sales people. We sell substantially all of our LNG to municipal, other governmental agency, and commercial fleet customers, who typically own and operate their fueling stations. We also sell LNG to industrial customers for non-vehicle use. Our customers are located in the western United States and northern Mexico. Typical customer fleet applications include city and regional buses, garbage collection and hauling trucks, heavy-duty tractors, port drayage trucks, and industrial manufacturing applications.

Currently, one of the largest markets in the U.S. for clean, vehicle-grade LNG is Southern California and surrounding areas. This market has been the focus of Applied LNG’s efforts for over ten years. In recent years, various governmental agencies in California, Arizona and surrounding areas have enacted environmental and clean air regulations that have served to encourage fleet operators to convert portions of their vehicle fleets to cleaner fuel alternatives such LNG.

We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (99% methane gas), equipment storage, fuel dispensing equipment, and fuel loading facilities. We are generally known in the marketplace as “Applied LNG” or “ALT”, and as “FleetStar”.

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

The following table presents the contribution to sales by the Company’s largest customers as shown in the respective periods:

Customer	Year ended December 31, 2010	Year ended December 31, 2009
City of Phoenix	—	32%
Waste Management, Inc.	23%	22%
Orange County Transportation Authority	16%	12%

All other customers individually contributed less than 10% to total sales for each period. Our contract with the City of Phoenix expired effective July 1, 2009

Employees

As of December 31, 2010, we had 24 full-time employees, respectively. None of our employees are represented by a labor union, and the Company considers its employee relations to be good.

Available Information

Our internet address is www.altlng.com. Currently, reports on Forms 10-K, 10-Q, and 8-K are not available through our website; however, we will email free electronic copies of such reports upon request.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors in addition to other information in this report before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company, our industry, and our stock. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Relating to our Business

We have experienced net losses, and we may not be profitable in the future.

We experienced a net loss of $2.8 million for the nine month period ended December 31, 2010 and may not generate profits in the near term, if at all. As of December 31, 2010, we are encumbered by secured, interest bearing debts in the amount of $18.5 million. This was increased to $23.5 million in March 2011. As a result, our operations will continue to be burdened by significant interest expenses, which will reduce our cash flow and make it more difficult for the Company to realize profits. The revenue and operating results of our business may vary significantly from quarter-to-quarter due to a number of factors. In future quarters, operating results could be adversely effected based upon a number of factors including:

•	the ability to quickly bring new production capacity on stream or access alternative supplies;
•	the fluctuating prices of natural gas;
•	differential in prices between natural gas and other fuel alternatives such as diesel and gasoline;
•	availability and cost of transportation resources; and
•	increases in interest rates

Our Senior Credit Facility Contains Certain Restrictions.

On the Effective Date, we entered into a senior credit facility with Medley, as lender and agent, and Castlerigg, as lender (the “Senior Credit Facility”). As of December 31, 2010, debt outstanding under the Senior Credit Facility was $17.0 million, which matures on March 24, 2014. In March 2011, the Senior Credit Facility was amended (Amendment # 1) which resulted in an increase in the debt of $5.0 million. The additional debt is also due on March 24, 2014 and bears interest at the rate of 13% per annum. See “Liquidity and Capital Resources” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

The Senior Credit Facility contains a variety of events of default, which are typical for transactions of this type, including the following events:

•	failure to pay amounts due under the Senior Credit Facility;
•	a breach of any representation or warranty contained in the Senior Credit Facility or related documents;
•	failure to comply with or perform certain covenants under the Senior Credit Facility;
•	the insolvency of us or our subsidiaries;
•	a termination or default under our Intercreditor Agreement with Greenfield; or
•	any change of control of our outstanding shares.

The Senior Credit Facility also contains certain financial covenants (as amended by Amendment # 1) as summarized as follows:

•	fixed charge coverage ratio of 1.0:1 for the quarter ended December 31, 2011, and 1.10:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $300,000 for the quarter ended June 30, 2011, $500,000 per quarter for the quarter ended September 30, 2011, $600,000 per quarter for the quarter ended December 31, 2011; and $750,000 for all subsequent quarters; and

•
Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter, except that any capital assets that are contemplated to be acquired using the proceeds derived from the additional debt provided by Amendment # 1 are to be excluded from the calculation.

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

Our Senior Credit Facility provided for a payment-in-kind interest payment provision during the first annual period following March 24, 2010. This allowed us to accrue and add interest to the loan balance during this period.

However, after the first anniversary date, all interest payments are required to be paid in cash on a quarterly basis in arrears. Our ability to maintain positive cash flow may be challenged commencing with the third quarter of 2011, when we are scheduled to begin making interest payments under the Senior Credit Facility in the approximate amount of $604,000 each quarter. In order to adequately cover our scheduled debt service payments in 2011 and beyond, we will have either to improve operating cash flow or secure proceeds from one or more financing transactions, as to which there can be no assurances.

Our profitability is dependent upon our ability to purchase natural gas supply at prices that are low enough to allow us to convert and sell the liquefied natural gas to our customers for a price in excess of our total costs of production and sale. Natural gas is a commodity subject to significant volatility and uncertainty.

Our business is highly dependent on natural gas prices, which are subject to significant volatility and uncertainty, and on the availability of pipeline quality natural gas as the primary raw material for our plant. In the recent past, the price of natural gas has been volatile, and this volatility may continue.   As a result of this volatility, our results could fluctuate substantially. We may experience periods during which the prices of our products decline and the costs of our raw materials increase, which in turn may result in operating losses and adversely affect our financial condition. We may attempt to offset a portion of the effects of such fluctuations by entering into forward contracts to supply natural gas or other items or by engaging in transactions involving exchange-traded futures contracts, but these activities involve substantial costs, substantial risks and may be ineffective to mitigate these fluctuations. If a substantial imbalance in risk management occurs, our results of operations, financial conditions and business outlook could be negatively impacted. Our ability to operate at a profit is largely dependent on market prices for LNG.

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

Our ability to supply our customers with LNG is dependent primarily upon the continuing availability of supply of LNG produced by our Topock, AZ facility. Our plant is comprised of numerous, expensive capital components that may fail, require replacement, or substantial and/or extraordinary maintenance. Such occurrences could result in the requirement to spend substantial capital, which could result in a material adverse effect on liquidity and financial performance. These events could remove the plant from service for lengthy periods, which could also have a material adverse effect on our business. In the second quarter of 2010, our cash flow and liquidity were adversely affected by certain unscheduled maintenance and repairs to our plant. Any material interruption in the operation of the plant could limit the supply of LNG that we have available to supply customer contracts, and therefore could have a material adverse affect on our business.

Our ability to supply LNG to new and existing customers is restricted by limited production of LNG and by our ability to source LNG near our target markets, without interruption.

Production of LNG in the United States is fragmented. LNG is produced at a variety of smaller natural gas plants around the United States as well as at larger plants where it is a byproduct of their primary production process. It may become difficult for us to obtain additional LNG from sources other than our plant without interruption and near our current or target markets at competitive prices. If our LNG liquefaction plant, or any of those from which we purchase LNG, are damaged by severe weather, earthquake, terrorist attack, or other natural disaster, or otherwise experiences prolonged downtime, our LNG supply will be restricted. If we are unable to supply enough of our own LNG or purchase it from third parties to meet existing customer demand, we may be liable to our customers for penalties. We may be at a competitive disadvantage with respect to our ability to purchase sufficient supplies of natural gas relative to our competition, which could offer us competition or take advantage of economic bargains from suppliers that may be unavailable to us. An LNG supply interruption would also limit our ability to expand LNG sales to new customers, which would hinder our growth. Furthermore, because transportation of LNG is relatively expensive, if we are required to supply LNG to our customers from distant locations, our operating margins will decrease on those sales.

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

During the year ended December 31, 2009, we sold and delivered approximately 15.5% of our total LNG under contracts that provided a fixed price or a price cap to our customers, substantially all of which related to a customer contract that expired effective June 30, 2009. While we had no similar arrangements in 2010, we may, in the future, be required by our customers to enter into fixed price contracts. At any given time, the market price of natural gas may rise and our obligations to sell fuel under any such fixed price contracts may be at prices lower than our fuel purchase or production price if we do not have effective futures contracts in place. This circumstance has in the past and may again in the future compel us to sell fuel at a loss, which would adversely affect our results of operations and financial condition. We may in 2011 selectively purchase futures contracts to hedge our exposure to variability related to our short-term index based and fixed price contracts, if any. However, such contracts may not be available or we may not have sufficient financial resources to secure such contacts. If we are not economically hedged with respect to our fixed price contracts, we will lose money in connection with those contracts during periods in which natural gas prices increase above the prices of natural gas included in our customers' contracts.

A decline in the value of our futures contracts may result in margin calls that would adversely impact our liquidity.

While we currently have no future contracts in place, if we secure future contracts at a later date, we will be required to maintain a margin account to cover potential losses caused by natural gas price fluctuations. Futures contracts are valued daily, and if our contracts are in loss positions at the end of a trading day, our broker will transfer the amount of the losses from our margin account to a clearinghouse. If at any time the funds in our margin account drop below a specified maintenance level, our broker will issue a margin call that requires us to restore the balance. Payments we make to satisfy margin calls will reduce our cash reserves, adversely impact our liquidity and may also adversely impact our ability to expand our business. Moreover, if we are unable to satisfy the margin calls related to our futures contracts, our broker may sell these contracts to restore the margin requirement at a substantial loss to us.

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

Our ability to compete depends on a number of factors outside of our control, including:

•	the prices at which others offer competitive products and services, including aggressive price competition and discounting;
•	large swings in the price of oil which will affect the price at which the Company can purchase fuel supplies;
•	the ability of competitors to undertake more extensive marketing campaigns;
•	the extent, if any, to which competitors develop proprietary tools that improve their ability to compete;
•	the extent of competitors’ responsiveness to customer needs; and
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

We are dependent on a limited number of key personnel, and the loss of these individuals could harm our competitive position and financial performance. Our future success depends, to a significant extent, on the continued services of our key personnel, including our executive management, plant managers, and other technical personnel. Competition for personnel throughout our industry is intense and we may be unable to retain our current management and staff or attract, integrate or retain other highly qualified personnel in the future. If we do not succeed in retaining our current management and our staff or in attracting and motivating new personnel, plant managers, and technical personnel our business could be materially adversely affected.

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

Our business depends in part on tax credits, rebates, and similar federal, state, and local government incentives that promote the use of natural gas as a vehicle fuel in the United States. Certain Federal tax credits applicable to the purchase of new natural gas vehicles expired effective December 31, 2010. The federal excise tax credit of $0.50 per liquid gallon of LNG sold for vehicle fuel use, which began on October 1, 2006, is currently scheduled to expire on December 31, 2011. This tax credit program may or may not be renewed by Congress. Based on the service relationship we have with our customers, either we or our customers have been able to claim the credit. The failure to extend the federal excise tax credit for natural gas, or to reinstate federal tax credits for purchases of natural gas vehicles, or the repeal of state tax credits for the purchase of natural gas vehicles or Federal and state credits for the purchase of natural gas fueling equipment, could have a detrimental effect on the natural gas vehicle industry, which, in turn, could adversely affect our business and results of operations. In addition, if grant funds were no longer available under existing government programs, the purchase of or conversion to natural gas vehicles and station construction could slow and our business and results of operations could be adversely affected. Any reduction in tax revenues associated with an economic recession or slow-down could result in a significant reduction in funds available for government grants that support vehicle conversion and station construction which could impair our ability to grow our business.

The use of natural gas as a vehicle fuel may not become sufficiently accepted for us to expand our business.

To expand our business, we must develop new fleet customers and obtain and fulfill LNG fueling contracts from these customers. We cannot guarantee that we will be able to develop these customers or obtain these fueling contracts. Whether we will be able to expand our customer base will depend on a number of factors, including: the level of acceptance and availability of natural gas vehicles, the growth in our target markets of infrastructure that supports LNG sales and our ability to supply LNG at competitive prices. A decline in oil, diesel, and gasoline prices could result in decreased interest in alternative fuels like LNG. In addition, gasoline and diesel fueling stations and service infrastructure are much more widely available in the United States. For natural gas vehicle fuels to achieve more widespread use in the United States and Canada, they will require the development and supply of more natural gas vehicles and fueling stations. This will require significant continued effort by us, and our industry, as well as government and clean air groups, and we may face resistance from oil and other vehicle fuel companies. If our potential customers are unable to access credit to purchase natural gas vehicles it may make it difficult or impossible for them to invest in natural gas vehicle fleets, which would impair our ability to grow our business. Recent disruptions in the capital markets have materially reduced the availability of debt financing to support the purchase of LNG vehicles and investment in LNG infrastructure.

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

Conversion of vehicle engines from gasoline or diesel to natural gas is performed by only a small number of vehicle conversion suppliers that must meet stringent safety and engine emissions certification standards. The engine certification process is time consuming and expensive and raises vehicle costs. In addition, conversion of vehicle engines from gasoline or diesel to natural gas may result in vehicle performance issues or increased maintenance costs, which could discourage our potential customers from purchasing converted vehicles that run on natural gas. Without an increase in vehicle conversion options, vehicle choices for fleet use will remain limited and our sales may be restricted, even if there is demand.

If there are advances in other alternative vehicle fuels or technologies, or if there are improvements in gasoline, diesel, electric or hybrid engines, demand for natural gas vehicles may decline and our business may suffer.

Technological advances in the production, delivery and use of alternative fuels that are, or are perceived to be, cleaner, more cost-effective or more readily available than LNG have the potential to slow adoption of natural gas vehicles. Advances in gasoline and diesel engine technology, especially hybrids, may offer a cleaner, more cost effective option and make fleet customers less likely to convert their fleets to natural gas. Technological advances related to ethanol or biodiesel, which are increasingly used as an additive to, or substitute for, gasoline and diesel fuel, may slow the need to diversify fuels and affect the growth of the natural gas vehicle market. Advances in technology that slow the growth of or conversion to natural gas vehicles or which otherwise reduce demand for natural gas as a vehicle fuel will have an adverse effect on our business. Failure of natural gas vehicle technology to advance at a sufficient pace may also limit its adoption and ability to compete with other alternative fuels.

Our business is heavily concentrated in the western United States, particularly in California and Arizona. Continuing economic downturns in these regions could adversely affect our business.

Our operations to date have been concentrated in California and Arizona. A continuing decline in the economy in these areas could slow the rate of adoption of natural gas vehicles, reduce fuel consumption, or reduce the availability of government grants, any of which could negatively affect our growth.

Our business is highly regulated.

We are subject to various stringent federal, state, and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws, regulations, and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations, and/or facility shutdowns. We cannot assure you that we will be at all times in complete compliance with these laws, regulations or permits. In addition, we expect to make significant capital expenditures on an ongoing basis to comply with these stringent environmental laws, regulations and permits.

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

There is currently no active trading market for our common stock as a result of our stock being held by a small number of investors. If and when an active market develops for our common stock, any available quotation of our common stock on the OTCBB or otherwise does not assure that a meaningful, consistent and liquid trading market will exist. Of our total issued and outstanding common shares,  1.5 million shares  (7.5% of the outstanding shares) are potentially available for  free trading; however, most of these shares are currently held in trust by the bankruptcy trustee for the PNG Ventures Creditor Trust, pending distribution upon completion of an accounting reconciliation and preference analysis by the trustee. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

You may have difficulty trading and obtaining quotations for our common stock.

Our Common stock may not be actively traded, and if available, bid and asked prices for our common stock on the OTCBB may fluctuate widely. This may be due, in part, to the fact that only 1.5 million shares of new common stock (7.5% of the outstanding shares) will initially be free trading, and most of these shares are currently held in trust by the bankruptcy trustee for the PNG Ventures Creditor Trust, pending distribution upon completion of an accounting reconciliation and preference analysis by the trustee. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the common stock, and would likely reduce the market price of our common stock and hamper our ability to raise additional capital.

A majority of our stock is beneficially owned by Castlerigg and Medley who will be able to exert significant influence over our corporate decisions, including a change of control.

As of the Effective Date, Medley became the beneficial owner of approximately 66% of our outstanding common stock and Castlerigg became the beneficial owner of approximately 26.5% of our outstanding common stock. Consequently, Medley individually or with Castlerigg, as a group, will be able to control matters requiring approval by our shareholders, including the election of directors and the approval of mergers, acquisitions, or other extraordinary transactions. Medley and/or Castlerigg may also have interests that differ from other shareholders and may vote in a way with which other shareholders disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing, or deterring a change of control of our Company, could deprive our shareholders of an opportunity to receive a premium for their stock as part of a sale of our company, or other business combination and might ultimately affect the market price of our stock. Conversely, this concentration may facilitate a change in control at a time when you and other investors may prefer not to sell.

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

The Shareholders’ Agreement also provides that, if we have not been sold within four years of the Effective Date, then at any time upon the request of Medley or Castlerigg, we must retain a nationally recognized investment bank for the purpose of affecting a sale of the Company.

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

If, or at such time as, our common stock commences trading, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

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

Our common stock is subject to the “Penny Stock” rules of the SEC and the trading market in its securities is limited, which makes transactions in its stock cumbersome and may adversely affect trading and liquidity of the common stock and, accordingly, reduce the value of an investment in our common stock.

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

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience, and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

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

Trading of our common stock on the Over-the-Counter Bulletin Board (the “OTCBB”) may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker-dealer to:

•	make a special suitability determination for purchasers of our shares;
•	receive the purchaser's written consent to the transaction prior to the purchase; and
•	deliver to a prospective purchaser of our stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

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

Upon our emergence from Chapter 11 bankruptcy proceedings, we will adopt fresh-start accounting in accordance with the provisions of ASC 852, pursuant to which our reorganization value was allocated to our assets in conformity with the procedures specified by ASC 805, “Business Combinations.” Assets have been adjusted to fair market values, effective as of December 31, 2009, with property, plant, and equipment reduced by the amount of approximately $8.1 million. Liabilities, other than deferred taxes, will be recorded at the present value of amounts expected to be paid as of the Effective Date. In addition, under fresh-start accounting, common stock, retained deficit and accumulated other comprehensive loss will be eliminated. Our consolidated financial statements will also reflect all of the transactions contemplated by the Plan. Accordingly, our consolidated statements of financial position and consolidated statements of operations subsequent to March 24, 2010, will not be comparable in many respects to our consolidated statements of financial position and consolidated statements of operations prior to March 24, 2010. Areas where accounts will not be comparable include depreciation, property, plant and equipment, total liabilities and interest expense. The lack of comparable historical financial information may discourage investors from purchasing our capital stock.

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

We are exposed to certain operating Risks related to our emergence from Chapter 11

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

Item 1B.                    Unresolved Staff Comments

None.

Item 2.                      Description of Property.
We own a natural-gas liquefaction plant located in Topock, Arizona. The facility has insulated, above-ground storage tanks and serves metropolitan markets in the western United States and northern Mexico. The facility is physically located on approximately 1.882 acres of land leased from El Paso Natural Gas. The lease expires on December 14, 2020. We also own: (i) a fleet of 24 specialty cryogenic tank trailers, which are used to transport LNG from our plant site to customer sites; and (ii) one public LNG fueling station from which we sell LNG and CNG at retail to the public.

Our principal executive offices are located at 31111 Agoura Rd, Suite 208, Westlake Village, California 91361. This operating lease covers 2,736 sq. ft. of office space and expires in May 2012.

Item 3.                      Legal Proceedings.

We are not a party to any material legal proceedings. Even though we are not a party to any material legal proceedings, we may be involved in a variety of claims, suits, investigations, proceedings, and legal actions arising in the ordinary course of business.

PART II

Item 5.                      Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

On March 24, 2010 (the “Effective Date”), in connection with our emergence from Chapter 11 reorganization, all of our all of our existing equity was eliminated, including all options, warrants and other convertible securities that were linked to our existing equity, and we issued 20,000,000 shares of new common stock of the reorganized company. We are listed on the OTCBB under the symbol “AGAS.OB”. However, there is currently no active trading market for our stock, and no trades have occurred in 2010. Prior to the Effective Date, our pre-emergence common stock (all of which was eliminated as a result of confirmation of the Plan) was quoted on the OTCBB under the symbol “PNGXQ.OB”. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices of our common stock. These quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2009	7.0	0.51
June 30, 2009	1.45	0.01
September 30, 2009	1.05	0.01
December 31, 2009	0.03	0.01

Quarter Ended	High	Low
March 31, 2010	--	--
June 30, 2010	--	--
September 30, 2010	--	--
December 31, 2010	--	--

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of the business. In addition, the Senior Credit Facility between the Company, Medley, and Castlerigg restricts our ability to pay dividends.

We cannot assure you that we will ever pay cash dividends. Whether we pay any cash dividends in the future will depend on the financial condition, results of operations, and other factors that the Board of Directors will consider.

Holders

As of March 21, 2011, there were approximately 30 holders of record of our common stock, consisting of Medley, Castlerigg, and the holders of unsecured and allowed claims who received shares of common stock that were held in the PNG Ventures Creditor Trust.

Issuance of Unregistered Securities.

The issuance of the new common stock to the unsecured creditors pursuant to the Amended Plan is exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 1145 of the Bankruptcy Code.

As of March 21, 2011, 322,141 shares had been distributed to unsecured creditors from the PNG Ventures Creditors Trust, and 1,177,859 shares remained in the trust pending future distribution upon completion of an accounting reconciliation and preference analysis by the trustee.

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Cautionary Note Regarding Forward-Looking Statements

This Managements’ Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain, forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” of this report. The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Company Overview

On June 30, 2008, we entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc., and Arizona LNG, LLC (the “LNG Acquisition”). Following the LNG Acquisition, we changed our primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (99% methane gas), equipment storage, fuel dispensing equipment, and fuel loading facilities. We are one of the two primary vehicle-grade LNG producers in the western United States.

One of the principal assets we acquired in the LNG Acquisition was a liquefied natural gas production facility in Topock, Arizona (the “Plant”), along with its related sales and distribution businesses. The Plant processes pipeline quality natural gas through various purification applications (to a purity of up to 99% methane gas), and through refrigeration cycles that cool the gas to a temperature of approximately -260 degrees F, at which point the natural gas product condenses to a liquid. After processing, LNG is stored in above ground cryogenic storage tanks at the Plant, until shipped via tractor trailers to customer sites, where it is also stored in above ground storage tanks until transferred directly to vehicles. In its liquefied state, LNG occupies approximately 1/600th of the volume of natural gas and is easily stored and transported. We believe that our Plant is one of the few operating natural gas production facilities in the western United States with capacity sufficient to service retail, wholesale and industrial end users. As it would take an extended period and require substantial capital expenditures to develop a similar production facility,and to develop the experienced staff required to provide a turn-key solution to potential LNG customers, we believe the barrier to entry is high in our business.

At some customer sites, we also offer a pure form of compressed natural gas (“CNG”). CNG is normally produced by compressing pipeline quality natural gas to a density that is approximately 40% of LNG. We produce CNG at certain sites by vaporizing LNG at high pressures, and typically refer to this product as LCNG. As LCNG, it remains in a gaseous state, and is stored in high-pressure tanks, usually at operating pressures of 4,000 to 5,000 psi, to be eventually dispensed into vehicles in gaseous form. We utilize this process at our retail fueling station, and at certain customer owned refueling sites. The Company also provides LNG and LCNG storage, fueling and delivery systems, and executes turnkey fuel solutions that include equipment leasing, station installations, safety and training, temporary fueling stations, and LNG and CNG consulting services.

We purchase pipeline quality natural gas from one main supplier, who transports the natural gas to the plant site via a pipeline immediately adjacent to the Plant. The Plant has an annual production capacity of 35.6 mm gallons of LNG, with a maximum production capacity of 100,000 gallons of vehicle grade LNG per day (approximately 60,000 gallons per day of diesel gallon equivalent). In addition, we own a fleet of 24 specialty cryogenic tank trailers, which are used to transport LNG from the plant site to customer sites. Although we produce LNG at our Plant in Arizona, we also purchase, from time to time, other LNG supplies from third parties, typically on spot contracts. In addition to the Plant and 24 cryogenic tank trailers, we also own a public LNG fueling station from which we sell LNG and LCNG at retail to the public. This station is located near a popular airport in Southern California.

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

Los Angeles (including urban portions of the city), Orange County, Riverside, and San Bernardino counties collectively are designated the South Coast Air Quality Management District (SCAQMD). This area of 10,743 square miles is home to over 16 million people (the second most populated urban area in the United States) and has the most polluted air in the United States. California encourages and provides millions of grant dollars to assist individual and fleet owners to acquire vehicles that are powered by cleaner alternatives to diesel and gasoline, such as LNG and CNG.

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

Our business strategy is to capitalize on the anticipated growth in the consumption of natural gas, principally LNG, as a vehicle fuel and to build our competitive position as that market expands. Subject to the availability of adequate capital, we intend to execute on our business strategy by expanding the geographic and operational scope of our business operations, establishing additional retail fueling stations, increasing our LNG storage and production capacity, and expanding our sales and marketing efforts.

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

In connection with the Amended Plan, we engaged a valuation firm to provide management with an estimate of the fair market value of our assets. This report was used as the basis for adjusting the carrying values of our property, plant, and equipment as of December 31, 2009 (see Note 5 to the unaudited consolidated financial statements). Other Fresh Start adjustments were made effective as of March 31, 2010 (see Note 2 to the consolidated financial statements).

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

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include consolidated balance sheets as of December 31, 2010 (successor entity) and December 31, 2009 (predecessor entity), consolidated statements of operations for the nine month period    ended December 31, 2010 (successor entity) and for the year ended December 31, 2009 (predecessor entity) and the three month period ended March 31, 2010 (predecessor entity). The accompanying financial statements also include statements of cash flows for the three months ended March 31, 2010 (predecessor entity),  the nine month period ended December 31, 2010 (successor entity), and the year ended December 31, 2009 (predecessor entity).

For purposes of this management’s discussion and analysis, we are not including analysis with respect to the comparative balance sheets since, in management’s view, such comparison is no longer meaningful because of the recent confirmation of the Amended Plan, the Company’s respective emergence from the Chapter 11 proceeding, and the application of Fresh Start reporting. For purposes of comparing financial operating results, the following tables include data for the year ended December 31, 2010 compared to the year ended December 31, 2009 (predecessor entity). Data for the year ended December 31, 2010 is defined as the mathematical addition of the results during the nine months ended December 31, 2010 (successor entity) and the results during the three months ended March 31, 2010 (predecessor entity).

Year Ended December 31, 2010 (as defined) compared to December 31, 2009:

Statement of Operations Data:	December 31, 2010	Combined December 31, 2009

Revenue	$20,721	$22,192
Production costs	13,479	14,593
Compensation	3,457	2,181
Other selling, general, and administrative expenses	3,434	4,465
Depreciation	1,912	2,427
Operating loss	(1,561)	(1,474)
Interest expense, net	(1,545)	(4,896)
Other income (expenses)	―	(6,749)
Net loss before reorganization items	(3,106)	(12,690)
Reorganization Items	18,390	(429)
Net income (loss) before income taxes	15,284	(13,119)
Net income (loss)	$15,284	$(13,119)

Revenue.  Total revenue for 2010 decreased $1.5 million, or 7%, to approximately $20.7 million from approximately $22.2 million in 2009. The decrease in total revenues is principally due to a 10.6% decline in the volume of LNG sold, due almost entirely to the loss of one major customer contract effective June 30, 2009. The decrease in volume was partially offset by a small increase in the average sales price per LNG gallon sold due in part to a modest increase in average price levels for pipeline quality natural gas. The volume of LNG sold during 2010 and 2009 was approximately 20.4 and 22.9 million gallons, respectively.

Production Costs.   The types of expenses included in the production costs line item include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Our production costs exclude depreciation, amortization, and compensation related to the production of LNG. Cost of sales in 2010 decreased by $1.1 million, or 8%, to approximately $13.5 million from approximately $14.6 million for 2009. Production costs are mainly affected by the cost of natural gas prices, and volumes sold, with the decrease being attributed to a decline in the volume of LNG sold in 2010, but partially offset by to a modest increase in average price levels for pipeline quality natural gas.

Compensation Expenses.  Compensation expenses increased from approximately $2.2 million in 2009 to $3.5 million in 2010, an increase of $1.3 million. This increase is due principally to expenses associated with non-cash stock and stock option expense of $1.0 million, directors’ fees, and the awarding of certain contractual and discretionary year-end performance bonuses.

Other Selling, General and Administrative Expenses.  The types of expenses included in other selling, general and administrative expenses include repairs and maintenance, field operating expense, office expenses, insurance, professional services, travel expenses and other miscellaneous expenses. Other operating expenses during 2010 decreased approximately $1.0 million, or 23% lower than the level of 2009. Most of this reduction related to legal fees incurred in 2009 for litigation and other matters that were not relevant to 2010.

Interest Expense.  Interest expenses decreased significantly in 2010 compared to 2009 as a result of lower levels of debt resulting from the consummation of the Amended Plan.

Other Income (expense). Other income and expense in 2009 reflects a write-down of $8.0 million to reduce the carrying values of our assets to estimated fair market value as supported by an independent appraisal completed in the fourth quarter of 2009, and partially offset by $1.3 million of income derived from the settlement of certain debts, as more fully described in Note 7 to the consolidated financial statements. There were no comparable transactions in 2010.

Reorganization items. Reorganization items include administrative expenses associated with the Chapter 11 proceeding, and in 2010, also include the recognition of a gain of $19.7 million resulting from debt write-offs and reductions stemming from consummation of the Amended Plan — see Note 2 — Voluntary Reorganization under Chapter 11.

Year Ended December 31, 2009 compared to December 31, 2008 (as defined):

For purposes of the comparisons of operations, operating data for the year ended December 31, 2009 is being compared to data for the full year of 2008. The 2008 data represents the mathematical addition of the previously reported results for the period January 1, 2008 to June 30, 2008 and for the period July 1, 2008 to December 31, 2008, and is presented, in the table below, as “combined” December 31, 2008 data. Although this approach is not consistent with generally accepted accounting principles, we believe it is the most meaningful way to review the statement of operations data for such periods.

	Predecessor Entity
Statement of Operations Data:	December 31, 2009	Combined December 31, 2008

Revenue	$22,192	$31,903
Production costs	14,593	26,314
Compensation	2,181	1,490
Other selling, general and administrative expenses	4,465	3,576
Depreciation	2,427	1,895
Operating loss	(1,474)	(1,372)
Interest expense, net	(4,896)	(6,821)
Other income (expenses)	(6,749)	372
Net loss before reorganization items	(12,690)	(7,821)
Net loss before income taxes	(13,119)	(7,821)
Net Loss	$(13,119)	$(7,821)

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

Production Costs.   The types of expenses included in the production costs line item include the cost of natural gas, transportation charges, purchasing and receiving costs, terminal fees for storage and loading. Our production costs exclude depreciation, amortization, and compensation related to the production of LNG. Cost of sales in 2009 decreased $11.7 million, or 45%, to approximately $14.6 million from approximately $26.3 million for 2008. Production costs are mainly affected by the cost of natural gas prices, and volumes sold, with the decrease being attributed to both a decline in the volume of LNG sold in 2009 and to generally lower prices for natural gas.

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

Interest Expenses.  Interest expenses would have increased by approximately $0.5 million in 2009; however, as required by ASC 852.10, we suspended accrual of interest expense and amortization of loan discounts and related prepaid costs after the Petition Date. The total unaccrued interest expense from that date to December 31, 2009 is approximately $2.4 million. Total interest bearing debt averaged approximately $42.8 million during 2009, compared to $29.5 million during 2008. In addition, interest expense includes non-cash amortization debt discount for the year ended December 31, 2009 and 2008 of $86,713 and $144,294, respectively, which reflected the suspension of amortization on the Petition Date.

Other Income (expense). Other income and expense reflects a write-down of $8.0 million to reduce the carrying values of our assets to estimated fair market value as supported by an independent appraisal completed in the fourth quarter of 2009, and partially offset by $1.3 million of income derived from the settlement of certain debts, as more fully described in Note 7 to the consolidated financial statements.

Restructuring Costs. Restructuring costs incurred in connection with the Bankruptcy proceeding were $429,167 for the year ended December 31, 2009. As required by ASC 852.10, we have expensed these costs as incurred and recorded them as a separate line item in the statement of operations.

Liquidity and Capital Resources

Net cash provided by operating activities during the nine months ended December 31, 2010 was $375,000 compared to net cash used in operating activities of $718,000 during the three months ended March 31, 2010 and net cash provided by operating activities of $1,968,000 during 2009. Management believes that operating activities stabilized shortly after consummation of the Amended Plan and are beginning to trend upward. As a result, management anticipates that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the nine months ended December 31, 2010 was $428,000, compared to net cash used in investing activities of $19,000 during the three months ended March 31, 2010 and $3,168,000 during 2009. Approximately $2 million of the 2009 amount was for the purchase of new LNG cryogenic transport trailers, with the remainder of the amount spent in 2009, and virtually all of the amount spent in 2010 applied to improvements at the Topock plant. The nature of the LNG Plant is such that continued annual capital investments will be required in order to maintain the plant at peak operating performance. Management estimates that such annual expenditures will continue to fall in the range of $0.5 million to $1.0 million.

Our liquidity and results of operations will, for the foreseeable future, be substantially affected by our level of fixed and variable indebtedness. A summary of our current indebtedness follows:

Senior Credit Facility

On the Effective Date, we entered into a Credit Agreement (our “Senior Credit Facility”) with Medley, as lender and agent, and Castlerigg, as lender. The Senior Credit Facility provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”).

Borrowings under the Senior Credit Facility accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date shall, at our option, be paid-in-kind and added to the principal amount of the Medley Loan and Castlerigg Loan on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis, in arrears. Interest accrued on the Castlerigg Short Term Loan, along with principal installments of $25,000, shall be paid to Castlerigg on a monthly basis from the Effective Date until the maturity of the Castlerigg Short Term Loan.

As of December 31, 2010, total debt outstanding under the Senior Credit Facility was $17.0 million, including $1.270 million of paid in-kind interest accrued through such date, and a remaining balance due on the Castlerigg Short Term Loan in the amount of $75,000.

In March 2011, we entered into Amendment # 1 to the Senior Credit Facility and closed on a new $5.0 million Senior Secured term loan provided by Medley (“the Medley Senior Secured Debt Amendment”). The $4.4 million in net proceeds from this financing will be used to purchase certain LNG trailers and mobilization equipment, LNG mobile fueling equipment, and for working capital. In addition, $500,000 of the proceeds from the Medley Senior Secured Debt Amendment will be set aside to fund, if necessary, future interest payments related to the facility; also, approximately $110,000 of this financing will be used to pay the legal expenses and other direct costs of the transaction. The facility provides for a senior secured lien on all assets of the Company, other than accounts receivable. The liens granted under the Medley Senior Secured Debt Amendment are prior to the liens that secure the original debt under the terms of the  Senior Credit Facility as described in “Note 7 – Notes Payable, Convertible Debts, and Line of Credit”. The provisions of the Medley Senior Secured Debt Amendment provide for the payment of interest quarterly in arrears at the rate of 13% per annum. Amendment # 1 also modifies the interest payment terms on the original debt to quarterly in arrears, and makes other minor changes to certain covenants and conditions of the Senior Credit Facility, as more fully described below.

Pursuant to a Guarantee and Collateral Agreement (the “Collateral Agreement”), the obligations under the Senior Credit Facility are guaranteed by all of our subsidiaries (the “Guarantors”) and are secured by a first priority security interest in substantially all of our assets and the assets of the Guarantors (subject to the liens provided under Amendment #1), now existing or hereafter acquired (excluding accounts receivable and inventory of certain of our subsidiaries as to which the Senior Credit Facility has a second priority security interest). In addition, the Medley Loan and Castlerigg Loan (including the Castlerigg Short Term Loan) are secured by a first priority security interest and a second priority security interest, respectively, in our existing fleet of twenty-four (24) cryogenic trailers. The obligations under the Senior Credit Facility are also secured by a pledge of the equity interests of the subsidiaries of the Company and each Guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries.

The Senior Credit Facility contains covenants that limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The Senior Credit Facility also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The Senior Credit Facility contains a variety of events of default, which are customary for transactions of this type, including the following events:

•	failure to pay amounts due under the Senior Credit Facility;
•	a breach of any representation or warranty contained in the Senior Credit Facility or related documents;
•	failure to comply with or perform certain covenants under the Senior Credit Facility;
•	the insolvency of the Company or any of our subsidiaries;
•	a termination or default under our Intercreditor Agreement; or
•	any change of control of our outstanding shares.

The Senior Credit Facility also contains certain financial covenants (as amended in Amendment # 1) as summarized as follows:

•	fixed charge coverage ratio of 1.0:1 for the quarter ended December 31, 2011, and 1.10:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $300,000 for the quarter ended June 30, 2011, $500,000 per quarter for the quarter ended September 30, 2011, $600,000 per quarter for the quarter ended December 31, 2011; and $750,000 for all subsequent quarters; and

•
Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter, except that any capital assets that are contemplated to be acquired using the proceeds derived from the additional debt provided by Amendment # 1 are to be excluded from the calculation.

Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”) effective as of April 1, 2010. The Greenfield Note was a revolving credit facility in the principal amount of up to $2,000,000 which accrued interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at December 31, 2010), and included provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the nine months ended December 31, 2010 associated with this facility was approximately 43%. The Note was secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note was scheduled to mature on the earlier of demand or April 1, 2011, and was subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of December 31, 2010, the balance outstanding on this note was approximately $836,683.

In February 2011, we terminated the Greenfield line of credit and replaced it with a revolving credit facility provided by First Community Financial (“FCF”) pursuant to an Accounts Receivable Security Agreement dated February 8, 2011, and certain related agreements (collectively the “FCF Facility”). The FCF Facility provides up to $2.5 million of financing secured by a first lien on our accounts receivable and certain related assets, and matures on February 8, 2013, but is subject to automatic extension in the event that neither party provides written notice of termination at least 30 days prior to February 13, 2013. The FCF Facility accrues interest at the annualized rate of prime plus 4.75%, subject to an interest rate floor of 8%, and a monthly interest rate minimum of $8,750, and payable monthly in arrears. We may request advances from time to time of up to 85% of eligible accounts receivable as defined by the terms of the FCF Facility.

The terms of the FCF Facility provide for certain customary covenants and conditions, including provisions that the Company maintain a minimum net worth of $8 million, and that we avoid the incurrence of cumulative net losses in any three consecutive months that exceed $500,000. Upon closing of the FCF Facility, we paid the legal fees of FCF along with a commitment and funding fee to FCF of $27,500, a termination fee related to terminating the Greenfield line of credit of $20,000 and a broker fee of $75,000 to the broker that secured the FCF Facility. Upon each anniversary date, we will also be required to pay to FCF a commitment and funding fee of $12,500. In addition, if an automatic renewal occurs after the 2nd anniversary, we will also be required to pay a renewal fee of $25,000. We may terminate the FCF facility at any time but will remain obligated to pay the minimum monthly interest through expiration of the two year primary term.

Other Long Term Liabilities

Other liabilities include certain priority tax payments of approximately $541,000, payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. We also have an agreement with our legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing December 31, 2010.

Outlook

We believe that our current liquidity, including our cash and net working capital of $2.1 million as of December 31, 2010, cash flows generated from future operations, borrowing capacity under our new FCF revolving credit facility, and liquidity provided by Amendment #1 to the Senior Credit Facility will be sufficient to meet the near term operational and capital requirements of our operations. However, our cash flow and liquidity will be adversely affected commencing in the 3rd quarter 2011 as we will be required to commence quarterly payments of interest related to the Senior Credit Facility in the quarterly amount of approximately $604,000. In addition, we are obligated to fund an additional $450,000 to the Creditors Fund on December 31, 2011 in the event that certain excise tax refunds are not collected and remitted to the Creditors Fund prior to such date.

However, on a longer term basis, we will need to secure additional capital if it expands our business operations and in particular our LNG production capacity. Pending whatever consents may be required under our various credit facilities and related agreements, we intend to pursue a growth strategy that will include the securing of additional LNG production capacity, either by the construction of new facilities, or acquisition of existing facilities. Increasing production capacity will require us to secure substantial additional capital, either in the form of equity, debt, or combination thereof. While management believes that such capital to fund growth may be available, there is no assurance that such capital can be secured.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the natural gas industry in particular), our status as a new enterprise without a significant demonstrated operating history, our existing financial structure, the location of our natural gas properties and prices of natural gas on the commodities markets (which could impact the amount of financing available to us), the loss of key management and our need to obtain consents from Medley and Castlerigg under the Senior Credit Facility and Shareholders’ Agreement.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital.

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

Critical Accounting Policies and Estimates

For information regarding our critical accounting policies, please refer to the discussion provided in “Note 12 – Significant Accounting Policies” In the notes to our financial statements located at the end of this report.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

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

In January 2010, the FASB issued new accounting guidance, which intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

Item 9.                                  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010, the end of the period covered by this report. Based upon management’s evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were designed at a reasonable assurance level and were effective at a reasonable assurance level to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our Board of Directors, which collectively serves as our audit committee.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the U.S., and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

In our annual report on Form 10-K for the year ended December 31, 2009, we reported the existence of a material weakness in our internal control over financial reporting that stemmed principally from the lack of adequate documentation governing our internal control processes and systems. During the last half of 2010, and in particular the last quarter of 2010, we completed a detailed evaluation of our internal controls, made appropriate changes to control processes and completed documentation of all major internal control processes. We also designed and completed an appropriate testing program to verify, with reasonable assurance, that our internal control procedures and processes were operating effectively and as designed.

Except as described in the preceding paragraph, there were no other changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons.

Our executive officers and directors and their respective ages and positions are as follows:

Name	Age	Position
W. Phillip Marcum	67	Director and Chairman of the Board
Cem Hacioglu	40	President and Chief Executive Officer and Director
Shreyas Gupta	37	Director (designee of Castlerigg)
Kevin P. Collins	60	Director
Tom Quimby	34	Director (designee of Medley)
A. Bradley Gabbard	56	CFO and Principal Accounting Officer

Directors

We believe that our Board should be composed of individuals with sophistication and experience in many substantive areas that impact our business. We believe that experience, qualifications, or skills in the following areas are most important: the energy related industry sectors, accounting and finance, strategic planning; public company practices and trading markets, matters of corporate governance, and board practices of other corporations. These areas are in addition to the personal qualifications described in this section. We believe that all of our current Board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each Board member in the individual biographies below. In addition, length of service on our Board has provided several directors with significant exposure to both our business and our industry in which we compete. The principal occupation and business experience, for at least the past five years, of each current director is as follows:

W. Phillip Marcum, Chairman of the Board

Mr. Marcum has served as the chairman of our board of directors since August 2008. Since 2007, Mr. Marcum has served as a principal of MG Advisors, LLC from 1991 until 2007, Mr. Marcum co-founded and served as Chairman of the Board, President, and Chief Executive Officer of Metretek Technologies, Inc. (now known as PowerSecure International, Inc.), an energy management company. Mr. Marcum holds a B.B.A. from Texas Tech University. Mr. Marcum also currently serves as Chairman of the Board and as a director of ADA-ES, Inc., a publicly traded environmental technology company, and as a director for Key Energy Services, Inc., a well servicing company. As a result of these and other professional experiences, Mr. Marcum possesses particular  knowledge and experience in the energy sector, strategic planning, and finance, as well as public company practice and governance, each of which strengthen the Board’s collective qualifications, skills, and experience.

Cem Hacioglu

Mr. Hacioglu joined the Company as President and CEO on February 16, 2009 and has served as a director of the Company since August 2008. From May 2005 to February 2009, Mr. Hacioglu was a co-portfolio manager of the direct investment group of Sandell Asset Management Corp. (“Sandell”), an affiliate of Castlerigg. Prior to May 2005, Mr. Hacioglu worked as a Portfolio Manager at Millennium Partners where he helped manage Millennium’s direct investment portfolio. Prior to joining Millennium Partners, Mr. Hacioglu was a Vice President at Fletcher Asset Management, an associate in the Private Equity Placements Group at Merrill Lynch and an analyst at the

World Bank. Mr. Hacioglu earned his B.S. Degree in Economics from the United States Military Academy, West Point, and his M.B.A. in Financial Management from the MIT Sloan School of Management. As a result of these and other professional experiences, Mr. Hacioglu possesses particular knowledge and experience in matters of corporate finance, public company governance and operations, and the operation of the public securities’ markets, each of which strengthen the Board’s collective qualifications, skills, and experience.

Shreyas Gupta

Mr. Gupta has served as a director of the Company since January 2011. Since 2008, Mr. Gupta has served as a senior analyst at Sandell, an affiliate of Castlerigg. Prior to Sandell, from 2006 to 2007, Mr. Gupta served as an analyst at Barrington Capital Group. From 2003 to 2006, Mr. Gupta was an investment analyst at Third Avenue Management, managing both public and private investments across the capital structure. Prior to Third Avenue Management, Mr. Gupta held other positions within the financial services industry. Mr. Gupta graduated with a B.S. in Economics from the Wharton School of Business, University of Pennsylvania, and a Masters in Business Administration from Columbia University. As a result of these and other professional experiences, Mr. Gupta possesses particular knowledge and experience in matters of corporate finance, management, and the operation of the public securities’ markets, each of which strengthen the Board’s collective qualifications, skills, and experience.

Kevin P. Collins

Mr. Collins has served as a director of the Company since November 2008. Since 1997, Mr. Collins has been Managing Member of The Old Hill Company LLC, a provider of corporate finance and management consulting services primarily to companies that have undergone financial reorganization. Prior to that, Mr. Collins worked with several large financial institutions in lending, investing, and advisory capacities, including New York Life Insurance Company, Chemical Bank, Lloyds Bank International, Samuel Montagu, Inc., and DG Investment Bank. Mr. Collins serves on the boards of Key Energy Services, Inc., an oil service company, PowerSecure International Inc., an energy technology company, and The Antioch Company, a scrapbooking direct sales company. Previously, Mr. Collins served on the board of The Penn Traffic Company, a supermarket chain. Mr. Collins holds B.S. and MBA degrees from the University of Minnesota and is a Chartered Financial Analyst. As a result of these and other professional experiences, Mr. Collins possesses particular knowledge and experience in matters of strategic transactions, board governance, and financial reporting, each of which strengthen the Board’s collective qualifications, skills, and experience.

Tom Quimby

Mr. Quimby has served as a director of the Company since March 2010. Mr. Quimby is a Principal with Medley and is responsible for transaction origination, underwriting, restructuring and special situations for the Medley Opportunity Funds. Prior to joining Medley, from October 2005 to July 2006, Mr. Quimby was a founding team member and Vice President of COVA Capital, leading the sourcing, underwriting and account management of mezzanine transactions in a variety of industries. Prior to COVA Capital, Mr. Quimby worked at several GE Capital businesses including, Global Sponsor Finance, Global Consumer Finance, GE Financial Assurance and GE Capital Corporate. Prior to GE, Mr. Quimby worked as a Bank Examiner for the FDIC in the Risk and Supervision Division. Mr. Quimby is a graduate of the Financial Management Program at GE Capital, and received a B.S. in Business Administration from the Whitemore School of Business at the University of New Hampshire. As a result of these and other professional experiences, Mr. Quimby possesses particular knowledge and experience in matters of finance, banking, and strategic planning, each of which strengthen the Board’s collective qualifications, skills, and experience.

Executive Officers

A. Bradley Gabbard, CFO and Principal Accounting Officer

Mr. Gabbard has served as our CFO and Principal Accounting Officer since May 2010. Prior to this, since September 2009, Mr. Gabbard served as our Vice President in charge of special projects. In June 2007, Mr. Gabbard became a co-managing member of MG Advisors, LLC, an advisory firm providing senior managerial and financial advisory services to energy companies. In this capacity, Mr. Gabbard provided consulting services to the Company from July 2008 through August 2009. Prior to that, Mr. Gabbard had been a co-founder of Metretek Technologies, Inc., now known as PowerSecure International, Inc., where he served in several positions, including Director, Executive Vice President, and Chief Financial Officer until his retirement from the Company in April 2007. Mr. Gabbard is a Certified Public Accountant and holds a Bachelor of Accountancy degree from the University of Oklahoma.

Board of Directors

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action. Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Currently, our Board is compensated via cash payments of $5,000 per quarter.

Pursuant to the Shareholders’ Agreement, each of Medley and Castlerigg has the right to nominate one director for election to our Board of Directors and each has agreed to vote its shares for the other’s nominee. We may not change the size of the Board or the number of directors required for a quorum without the consent of Medley and Castlerigg. The Shareholders’ Agreement also provides each of Medley and Castlerigg with the right to appoint one non-voting observer, who will (i) have the right to attend all board and committee meetings, (ii) have access to the same information as directors, (iii) have the right to participate in all discussions with board members, and (iv) have the right to all minutes of meetings and other materials provided to directors.

Committees; Audit Committee Financial Expert

Our Board of Directors has not created a separately-designated standing audit committee or a committee performing similar functions. Accordingly, our full Board of Directors acts as our audit committee. Although we have not yet separately designated one or more individuals as an “audit committee financial expert,” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act, several of our board members, including Kevin Collins and Phillip Marcum have professional backgrounds and experience sufficient to qualify as an “audit committee financial expert” if so designated.

Section 16 Beneficial Ownership Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of our common stock, to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC.  Based solely on our review of the copies of such forms received by us and upon written representations of such reporting persons, we believe that all reporting persons are in compliance with all Section 16(a) filing requirements applicable to such reporting persons, except that: (i) Fourth Third, LLC, failed to timely file a Form 3 upon becoming a 10% beneficial owner of the Company, A. Bradley Gabbard failed to timely file a Form 3 upon becoming an officer of the Company, and Liberatore Iannarone, and  Tom Quimby failed to timely file a Form 3 upon becoming a director of the Company, and (ii) Corey Davis, Tom Quimby, and Cem Hacioglu failed to timely file a Form 4.

Code of Ethics

We have adopted a code of ethics that applies to all employees including our principal executive officer, principal financial officer, principal accounting officer, and controller. Our code of ethics is available without charge upon written request directed to Attn:  Human Resources at the Company at its principal corporate address of 31111 Agoura Road, Suite 208, Westlake Village, California 91361.

Item 11.	Executive Compensation.

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2010 and 2009, respectively, (collectively, the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (4)	Bonus ($)	Stock Awards ($)(1)	Option awards ($)(1) (4)	Total ($)
Cem Hacioglu(2)	2009	$262,900				262,900
	2010	292,846	$103,277		$834,604	1,230,727
Kevin Markey(3)	2009	186,500	―	―	―	186,500
A. Bradley Gabbard	2009	70,008	―	―	―	70,008
	2010	200,852	25,000		$94,349	320,201
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
(4)
Does not include 218,343 stock options that were earned by Mr. Hacioglu pursuant to his employment agreement, as a result of our 2010 operating performance. As of December 31, 2010, these options were earned, but will not be issued until a later date. The options will vest immediately upon issuance, will have a ten year term, and include a strike price of $.58 per share. These options have been valued at $82,025.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Cem Hacioglu (1)	1,165,116	832,226	$.58	2019
Cem Hacioglu (1)	200,000	―	$.58	2020
A. Bradley Gabbard	156,250	93,750	$.58	2020

(1)
Does not include 218,343 stock options that were earned by Mr. Hacioglu pursuant to his employment agreement, as a result of the 2010 operating performance of the Company. As of December 31, 2010, these options were earned, but will not be issued until a later date. The options will vest immediately upon issuance, will have a ten year term, and include a strike price of $.58 per share. These options have been valued at $82,025.

We have entered into employment agreements with our key officers, Cem Hacioglu and A. Bradley Gabbard. In addition, we also were a party to a consulting agreement with our director, W. Phillip Marcum, which was terminated effective July 1, 2009.

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

Based upon the EBITDA targets established for 2010, Mr. Hacioglu earned a cash bonus of $155,959, and a stock option award bonus valued at $82,025. The stock option bonus award will result in the issuance of 218,343 that will vest immediately upon issuance, will have a ten year term, and include a strike price of $.58 per share. These options are expected to be issued before the end of the 1st quarter of 2011.

Pursuant to the provisions of the amended employment agreement, Mr. Hacioglu was in June 2010 awarded 200,000 additional options to purchase common stock at an option price of $.58 per share. These options were fully exercisable on the date of the grant.

Upon termination of Mr. Hacioglu without cause, or in the event of Mr. Hacioglu’s death, disability, or if Mr. Hacioglu elects to terminate the contract for “good reason” as defined in the agreement, then we shall be obligated to pay the remainder of the base pay through the term of the contract, plus any bonuses that would have been earned. If Mr. Hacioglu is terminated for cause, or elects to leave the Company in the absence of “good reason,” we are only obligated to pay Mr. Hacioglu’s base pay through the termination date and vested stock options.

Effective May 14, 2010 we entered into an Employment Agreement with Mr. Gabbard. Under the terms of his employment agreement, we have agreed to employ Mr. Gabbard at an annual base salary of $225,000, subject to annual $25,000 bonus upon the achievement of certain EBITDA benchmarks and other discretionary bonuses, plus certain standard and customary fringe benefits. We have also granted to Mr. Gabbard an option to purchase 250,000 shares of our common stock at an exercise price of $0.58 per share, of which 62,500 shares of common stock were fully exercisable upon grant and the remaining 187,500 shares vest in four equal quarterly installments over a one year period. As a result of our performance in 2010, Mr. Gabbard’s bonus in the amount of $25,000 was earned.

DIRECTOR COMPENSATION

Name(1)	Fees Earned or Paid in Cash During 2010 ($)(2)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
W. Phillip Marcum	25,000	―	$75,479	―	$100,479
Tom Quimby	15,000	―	75,479	―	90,479
Matthew Pliskin (3)	15,000	―	75,040	―	90,040
John F. Levy (2)	20,000	―	37,739	―	57,739
Corey B. Davis (2)	20,000	―	37,739	―	57,739
Kevin P. Collins	30,000	―	75,479	―	105,479
Liberatore Iannarone (4)	―	―	―	―	―

(1)	Mr. Hacioglu has been omitted from this table as he is a management member of the Board of Directors and is not separately compensated for his service on the Board of Directors.
(2)	Resigned from the Board in June 2010.
(3)	Mr. Pliskin resigned from the board of directors in November 2010.
(4)	Mr. Iannarone was appointed to the board of directors in November 2010 and subsequently resigned in January 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth securities outstanding under existing equity compensation plans as of December 31, 20010. In accordance with our plan of reorganization, all of our equity compensation plans existing prior to our reorganization were terminated upon the completion of our reorganization on March 24, 2010.
Plan Category	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans not approved by security holders:	3,522,342	$.58	475,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table indicates how many shares of our common stock were beneficially owned as of March 20, 2011, by (1) each person known by us to be the owner of more than 5% of our outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all our directors and executive officers as a group. In general, “beneficial ownership” includes those shares a director or executive officer has sole or shared power to vote or transfer (whether or not owned directly) and rights to acquire common stock through the exercise of stock options and warrants, which are exercisable currently or become exercisable within 60 days.

Except as indicated otherwise, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. We based our calculation of the percentage owned of 20,000,000 shares outstanding on March 21, 2011, and added shares that may be acquired within 60 days to the number of other shares that the person owns as well as to the number of shares outstanding. The address of each of the directors and executive officers listed below is c/o Applied Natural Gas Fuels, Inc. 31111 Agoura Rd, Suite 208, Westlake Village California 91361, unless otherwise noted.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percentage of Class
Castlerigg PNG Investments LLC c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, New York 10019	5,975,000	(2)(3)	29.9%
Fourth Third, LLC 375 Park Avenue, Suite 3304 New York, New York 10152	13,200,000	(4)	66%
W. Phillip Marcum	200,000		1.0%
Kevin Collins	200,000		1.0%
A. Bradley Gabbard	250,000		1.2%
Cem Hacioglu	1,698,006	(5)	7.8%
Shreyas Gupta c/o Sandell Asset Management Corp. 40 West 57th Street, 26th Floor New York, New York 10019	―	(6)	―
Tom Quimby c/o Fourth Third, LLC 600 Montgomery Street, 39th Floor San Francisco, California 94111	―	(7)	―
	―		―
All directors and officers as a group (6 persons)	2,384,006		10.5%
*Less than 1%

(1)	This table has been prepared based on 20,000,000 shares of our common stock outstanding as of March 21, 2011.
(2)
Each of (i) Castlerigg PNG Investments LLC, a Delaware limited liability company (“Castlerigg”), (ii) Castlerigg Master Investments Ltd., a British Virgin Islands company (”Castlerigg Master Investments”), (iii) Sandell Asset Management Corp., a Cayman Islands exempted company (“SAMC”), (iv) Castlerigg International Limited, a British Virgin Islands company ("Castlerigg International"), (v) Castlerigg International Holdings Limited, a British Virgin Islands company (“Castlerigg Holdings”), and (vi) Thomas E. Sandell (“Sandell”) may be deemed to beneficially own and have shared voting and dispositive authority with respect to the shares beneficially owned by Castlerigg. Castlerigg Master Investments is the sole member and managing member of Castlerigg. SAMC is the investment manager of Castlerigg Master Investments. Mr. Sandell is the controlling person of SAMC and may be deemed to share beneficial ownership of the shares beneficially owned by Castlerigg. Castlerigg International is the controlling shareholder of Castlerigg Holdings. Castlerigg Holdings is the controlling shareholder of Castlerigg Master Investments. Each of Castlerigg Holdings, Castlerigg Master Investments, and Castlerigg International may be deemed to share beneficial ownership of the shares beneficially owned by Castlerigg. The business address of each of these entities is as follows: c/o Sandell Asset Management Corp. 40 W. 57th Street, 26th Floor, New York, New York 10019. SAMC, Mr. Sandell, Castlerigg Holdings, Castlerigg Master Investments, and Castlerigg International each disclaims beneficial ownership of the securities with respect to which indirect beneficial ownership is described.

(3)
Includes Castlerigg’s estimated 45% pro rata share of the 1,500,000 shares of common stock issuable to holders of allowed unsecured claims on the Effective Date (of which 183,580 have already been issued), subject to verification and distribution upon completion of an accounting reconciliation and preference analysis by the trustee under the PNG Ventures Creditor Trust.

(4)
Consists of 11,880,000 shares of common stock owned by PNG Cayman Holdings, a Cayman Islands exempted company, and 1,320,000 shares of common stock owned by Medley Opportunity Fund, LP, a Delaware limited partnership, both of which are affiliates of Medley.

(5)
Consists of the vested portion of the 2,197,342 shares issuable upon the exercise of options granted pursuant to Mr. Hacioglu’s employment agreement, which have an exercise price of $0.58 per share, which are subject to vesting as identified in Item 11. “Executive Compensation.”

(6)
Mr. Gupta, Castlerigg’s designee to the Company’s board of directors, is an employee of an affiliate of Castlerigg. Mr. Gupta is not deemed a beneficial owner of the shares beneficially owned by Castlerigg since Mr. Gupta does not have any voting or dispositive power over such shares.

(7)
Mr. Quimby, Medley’s designee to the Company’s board of directors, is an employee of an affiliate of Medley. Mr. Quimby is not deemed a beneficial owner of the shares beneficially owned by Medley since Mr. Quimby does not have any voting or dispositive power over such shares.

Agreements among our Principal Shareholders

On the Effective Date, we entered into a Shareholders’ Agreement (the “Shareholders’ Agreement”) and Registration Rights Agreement (the “Registration Rights Agreement”) with Medley and Castlerigg. Pursuant to the Shareholders’ Agreement, each of Medley and Castlerigg has the right to nominate one director for election to our Board of Directors and each has agreed to vote its shares for the other’s nominee. We may not change the size of the Board or the number of directors required for a quorum without the consent of Medley and Castlerigg. In addition, we are required to obtain the approval of each of Medley and Castlerigg prior to undertaking certain actions, including, without limitation:

•	the hiring or firing of our senior executive officers;
•	pledging of any of our assets or creation of any liens;
•	making any changes in accounting methods or policies, or causing a change in our auditors;
•	amending our charter or bylaws in a manner that could reasonably be expected to be adverse to Medley or Castlerigg;
•	creating any committee of the Board of Directors;
•	issuance of any preferred stock or other stock with rights senior to the common shares issued to Medley and Castlerigg; and
•	any sales, mergers, or business combinations involving the Company.

The Shareholders’ Agreement also provides that, if we have not been sold within four years of the Effective Date, then at any time upon the request of Medley or Castlerigg, we must retain a nationally recognized investment bank for the purpose of affecting a sale of the Company. The Shareholders’ Agreement also contains preemptive rights that require us, before issuing any new securities to any person, to offer such securities to Medley and Castlerigg on the same terms and conditions, which offer shall remain open for an irrevocable period of ten days.

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

Employment Agreements

We have entered into an employment agreement with Cem Hacioglu and A. Bradley Gabbard, and have issued options to each person pursuant to their respective employment agreements, as amended. A description of the employment agreements is set forth under “Item 11. Executive Compensation” of this report.

Consulting Agreement—Director

On July 16, 2008, Mr. Marcum entered into a six-month consulting agreement with the Company that provides for a monthly consulting fee of $3,125 per month. This agreement also awarded Mr. Marcum 10,000 stock options at a strike price of $10 per share, and a seven-year term. All options vested six months after the date of the agreement. The agreement also provided for additional consideration and the award of additional stock options under certain conditions, none of which have been satisfied. Mr. Marcum’s consulting agreement was terminated effective July 1, 2009. Under the Plan, effective March 24, 2010, our existing equity was eliminated, including all options, warrants and other derivative instruments that are linked to our existing equity. Accordingly, all such options granted to Mr. Marcum have been cancelled.

Transactions with our Principal Shareholders

On the Effective Date, we entered into Senior Credit Facility with Medley and Castlerigg, which provides for a senior secured term loan facility in the principal amount of $15.55 million, consisting of a $9.8 million four year senior secured term loan from Medley, a $5.5 million four year senior secured term loan from Castlerigg, and a $250,000 ten month senior secured loan from Castlerigg. A description of the Senior Credit Facility is included under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In connection with the Credit Agreement, we entered into a Shareholders’ Agreement and Registration Rights Agreement with Medley and Castlerigg, each of which are described in more detail in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Agreements Among Our Principal Shareholders” of this report.

In March 2011, we entered into a $5.0 million Senior Secured term loan with Medley (“the Medley Senior Secured Debt”). The $4.4 million in net proceeds from this facility will be used to purchase certain LNG trailers and mobilization equipment, LNG mobile fueling equipment, and for working capital. In addition, $500,000 of the Medley Senior Secured Debt financing will be set aside to fund, if necessary, required payments of interest related to the facility, and approximately $100,000 of the financing will be used to pay the legal expenses and other direct costs of the transaction. The facility provides for a senior secured lien on all assets of the Company, other than those assets pledged to FCF. The liens granted under the Medley Senior Secured Debt are prior to the liens that secure the Senior Credit Facility as described above. The provisions of the Medley Senior Secured Debt provide for the payment of interest monthly at the rate of 13% per annum, and also provide for a due date of March 24, 2014, thereby coinciding with the due date of the Senior Credit Facility. Likewise, the provisions of the Medley Senior Secured Debt include customary covenants and conditions that coincide with the provisions of the Senior Credit Facility.

Director Independence

Upon consideration of the criteria and requirements regarding director independence set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market, our board of directors has determined that W. Phillip Marcum, and Kevin P. Collins are independent. Our board of directors has not created separately-designated standing committees, but Kevin P. Collins would be considered “independent” for purposes of Rule 5605(c)(2) of the rules of the Nasdaq Stock Market relating to members of audit committees. Officers are elected annually by our board of directors and serve at the discretion of our board of directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees

We have engaged Montgomery Coscia Greilich, LLP for the audit of our financial statements for the years ended December 31, 2010 and 2009 and the reviews of the financial statements included in each of our quarterly reports on Form 10-Q during the years ended December 31, 2010 and 2009.

Audit-Related Fees

The fees billed by our independent accountants for audit-related services during the fiscal years ended December 31, 2010 and 2009 were $112,322 and $104,486 respectively.

Tax Fees

The fees billed by our independent accountants for tax fees for the years ended December 31, 2010 and 2009 were $25,529 and $2,000, respectively.

All Other Fees

The fees billed by our independent accountants for non-audit services during the years ended December 31, 2010 and 2009 were $14,330 and $13,047, respectively.

Audit Committee Pre-Approval Policies and Procedures

Our board of directors serves as our audit committee. It approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively. During the course of the year, our chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2010 and 2009, all audit and non-audit services performed by our independent accountants were pre-approved by our board of directors in accordance with the foregoing procedures.

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

10.3
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

10.5
Credit Agreement, dated as of March 24, 2010, by and among the Company and certain of its subsidiaries, Medley, as lender and agent, Castlerigg, as lender, and any other financial institutions party thereto from time to time, incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.6
Guarantee and Collateral Agreement, dated as of March 24, 2010, by the Company and certain of its subsidiaries in favor of Medley, as agent, incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed with the SEC on March 30, 2010.

10.7
Form of Accounts Receivable Security Agreement, by and among the Company and certain of its subsidiaries and First Community Financial, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2011.

10.8
Form of Multiple Advance Promissory Note by the Company and certain of its subsidiaries in favor of First Community Financial, incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on February 17, 2011.

10.9
Amendment No. 1 to the Credit Agreement, by and among the Company, Medley, Castlerigg, and Medley Capital Corporation, incorporated by reference to the Company’s current report on Form 8-K, filed with the SEC on February on March 18, 2011.

21.1		Subsidiaries of the Company, incorporated by reference to Exhibit 21.1 of the Company’s current report on Form 8-K, filed with the SEC on July 7, 2008.
23.1	*	Consent of Montgomery Coscia Greilich, LLP
31.1	*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification by Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification by Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED NATURAL GAS FUELS, INC.

Date: March 29, 2011	By:	/s/ Cem Hacioglu
Cem Hacioglu
President, Chief Executive Officer, & Director

Date: March 29, 2011	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
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

Signature	Title	Date

/s/ Cem Hacioglu	President, Chief Executive	March 29, 2011
Cem Hacioglu	Officer, & Director

/s/ A. Bradley Gabbard	Principal Accounting Officer	March 29, 2011
A. Bradley Gabbard

/s/ W. Phillip Marcum	Director	March 29, 2011
W. Phillip Marcum

/s/ Shreyas Gupta	Director	March 29, 2011
Shreyas Gupta

/s/ Kevin P. Collins	Director	March 29, 2011
Kevin P. Collins

/s/ Tom Quimby	Director	March 29, 2011
Tom Quimby

FORM 10-K
APPLIED NATURAL GAS FUELS, INC.

INDEX TO FINANCIAL STATEMENTS

The following financial statements of Applied Natural Gas Fuels, Inc. are included in response to Item 8:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 (successor entity) and 2009 (predecessor entity)	F-3
Consolidated Statements of Operations for the nine months ended December  31, 2010 (successor entity), three month period ended March 31, 2010 (predecessor entity) and year ended December 31, 2009 (predecessor entity)
F-4
Consolidated Statements of Stockholders’ Equity (Deficit) the nine months ended December  31, 2010 (successor entity), three months ended March 31, 2010 (predecessor entity)  and  year ended December 31, 2009 (predecessor entity)
F-5
Consolidated Statements of Cash Flows for the nine months ended December  31, 2010 (successor entity), three month period ended March 31, 2010 (predecessor entity) and year ended December 31, 2009 (predecessor entity)
F-6
Notes to Consolidated Financial Statements	F-7

Montgomery Coscia Greilich LLP

Certified Public Accountants
2500 Dallas Parkway, Suite 300
Plano, Texas 75093
972.748.0300 p
972.748.0700 f

Thomas A. Montgomery, CPA Matthew R. Coscia, CPA Paul E. Greilich, CPA Jeanette A. Musacchio James M. Lyngholm Christopher C. Johnson, CPA	J. Brian Simpson, CPA Rene E. Balli, CPA Erica D. Rogers, CPA Dustin W. Shaffer, CPA Gary W. Boyd, CPA Michal L. Gayler, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and stockholders
Applied Natural Gas Fuels, Inc.
Westlake Village, California

We have audited the accompanying consolidated balance sheets of Applied Natural Gas Fuels, Inc. and subsidiaries as of December 31, 2010 (successor entity) and 2009 (predecessor entity) and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the nine months ended December 31, 2010 (successor entity), the three months ended March 31, 2010 (predecessor entity) and the year ended December 31, 2009 (predecessor entity). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Natural Gas Fuels, Inc. and subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the for the nine months ended December 31, 2010, the three months ended March 31, 2010 and the year ended December 31, 2009 in conformity with U.S generally accepted accounting principles.

/s/ Montgomery Coscia Greilich LLP

Montgomery Coscia Greilich LLP
March 29, 2010
Plano, Texas

Applied Natural Gas Fuels, Inc.

CONSOLIDATED BALANCE SHEETS
 (In thousands, except share amounts)

ASSETS	Successor Entity December 31, 2010	Predecessor Entity December 31, 2009
Current assets
Cash and cash equivalents	$717	$401
Trade accounts receivable, net of allowances of $26 and $22	2,349	1,749
Prepaid expenses and other current assets	2,306	892
Total current assets	5,372	3,042

Property, plant and equipment, net	24,693	26,158
Prepaid and other long term assets	15	—
Total assets	$30,080	$29,200

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Liabilities not subject to compromise
Accounts payable and accrued expenses	$2,327	$988
Line of credit	837	741
Current portion of long term debt	239	—
Notes payable and other current liabilities	—	1,284
Total liabilities not subject to compromise	3,403	3,013

Liabilities subject to compromise	—	42,738

Total current liabilities	3,403	45,751

Long term debt
Liabilities not subject to compromise
Long term debt	17,447	—
Total long term debt	17,447	—

Total liabilities	20,850	45,751

Stockholders’ Equity (Deficit)
Preferred stock, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2010 and December 31, 2009.	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 20,000,000 and 10,084,738 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	20	10
Additional paid-in capital	12,025	(4)
Accumulated deficit	(2,815)	(16,557)
Total stockholders’ equity (deficit)	9,230	(16,551)

Total Liabilities and Stockholders’ (Deficit)	$30,080	$29,200

See accompanying notes to the consolidated financial statements.

Applied Natural Gas Fuels, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Successor Entity	Predecessor Entity
	Nine Months Ended December 31, 2010	Three Months Ended March 31, 2010	Year Ended December 31, 2009

Revenue	$15,012	$5,709	$22,192

Operating expenses
Production costs	9,385	4,094	14,593
Compensation	3,004	453	2,181
Other selling, general and administrative	2,739	695	4,465
Depreciation	1,284	628	2,427
Impairment of fixed assets	—	—	(8,052)

Loss from operations	(1,400)	(161)	(9,526)

Other income (expense)
Interest expense	(1,449)	(96)	(4,467)
Other income - debt restructuring	—	—	1,303
Total other expense	(1,449)	(96)	(3,164)

Loss before reorganization Items	(2,849)	(257)	(12,690)

Reorganization items:
Professional fees and administrative costs	34	(1,310)	(429)
Gain on debt restructuring	—	19,666	—
Total reorganization items	34	18,356	(429)
Net income (loss) before income tax provision	(2,815)	18,099	(13,119)
Income tax provision	—	—	—

Net income (loss)	$(2,815)	$18,099	$(13,119)

Net income (loss) per share - basic and diluted	$(0.14)	$1.79	$(1.30)

Weighted average number of common shares outstanding - basic and diluted	20,000,000	10,084,738	10,069,865

See accompanying notes to the consolidated financial statements.

Applied Natural Gas Fuels, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except per share amounts)

Predecessor entity	Common Stock Shares	Common Stock at Par	Additional Paid in Capital	Accumulated Deficit	Totals
Balance December 31, 2008	10,013	$10	$(10)	$(3,438)	$(3,438)
Shares issued upon conversion of debt	72	—	6	—	6
Net loss	—	—	—	(13,119)	(13,119)
Balance December 31, 2009	10,085	10	(4)	(16,557)	(16,551)
Net loss	—	—	—	(1,567)	1,567)
Balance March 31, 2010	10,085	10	(4)	(18,124)	(18,118)

Successor Entity
Reorganization and Fresh Start adjustments	9,915	10	11,153	18,124	29,287
Balance March 31, 2010	20,000	20	11,149	—	11,169
Stock and option compensation	—	—	876	—	876
Net loss	—	—	—	(2,815)	(2,815)
Balance December 31, 2010	20,000	$20	$12,025	$(2,815)	$9,230

See accompanying notes to consolidated financial statements.

Applied Natural Gas Fuels, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share amounts)
	Successor Entity	Predecessor Entity
	Nine Months Ended December 31, 2010	Three Months Ended March 31, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(2,815)	$18,099	$(13,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest paid by increase in debt	1,270	—	—
Gain on debt restructuring	(114)	(19,666)	—
Depreciation	1,284	628	2,427
Amortization of debt discounts, loan and deferred finance costs	—	—	1,142
Valuation allowance and debt restructuring	—	—	6,722
Stock options granted for compensation	958	—	—
Changes in operating assets and liabilities:
Accounts receivable	(738)	138	1,616
Prepaid expenses and other current assets	(1,086)	257	682
Accounts payable and accrued expenses	1,616	(174)	1,510
Post petition accounts payable and accrued expenses	—	—	988

Net cash provided by (used in) operating activities	375	(718)	1,968

Net cash provided by (used in) reorganization activities	—	(1,573)	—

Cash flows from investing activities:
Purchases of equipment (net of $112 grant in 2010)	(428)	(19)	(3,168)
Net cash (used in) investing activities	(428)	(19)	(3,168)

Cash flows from financing activities:
Repayment of debt	(245)	(97)	(227)
Net proceeds from debt issuances—post petition	—	350	250
Net changes in line of credit	488	(392)	(1,130)
Proceeds from debt issuances—pre-petition	—		2,362
Proceeds from the sale of commons stock	—	2,575	—
Other	—	—	(73)

Net cash provided by financing activities	243	2,436	1,182

Net increase (decrease) in cash	190	126	(18)
Beginning of period	527	401	419
End of period	$717	$527	$401

Supplemental cash flow disclosures:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$178	$96	$1,274
Non cash investing and financing activities:
Debt issued to settle liabilities subject to compromise	—	$15,300	—
Debt issued to settle notes and other current liabilities	—	$930	—
Stock issued in settlement of liabilities subject to compromise	—	$7,041	—
Par value of common stock issued in reorganization	—	$20	—
See accompanying notes to the consolidated financial statements.

Applied Natural Gas Fuels, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

In accordance with ASC 852.10, all pre-petition liabilities subject to compromise are segregated in the Consolidated Balance Sheet as of December 31, 2009 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current in the Consolidated Balance Sheet as of December 31, 2009. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, net, in the Consolidated Statements of Operations for the year ended December 31, 2009 and the three month period ended March 31, 2010. Reorganization items are also disclosed separately in the Consolidated Statement of Cash Flows for the year ended

December 31, 2009 and the three month period ended March 31, 2010. As discussed in more detail below in Note 2—“Voluntary Reorganization Under Chapter 11” the Company emerged from the Chapter 11 proceedings on March 24, 2010 and adopted Fresh Start reporting effective March 31, 2010.

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

The following table summarizes the adjustments that have been made by the Company as of March 31, 2010 to reflect application of Fresh Start reporting, as well as recognition of the effects of the Amended Plan (amounts in thousands):

	Predecessor	Reorganization	Fresh Start	Successor
	March 31, 2010	Adjustments	Adjustments	March 31, 2010
ASSETS
Current Assets
Cash equivalents	$527			$527
Trade accounts receivable	1,611			1,611
Prepaid expenses and other current assets (1)	620	600		1,220
Total Current Assets	2,758	600		3,358
Property, plant and equipment, net	25,549			25,549
Other non-current assets	15			15
TOTAL ASSETS	$28,322	600	—	$28,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued expenses (2)	$3,353	(2,724)		$629
Line of Credit	349	—		349
Current portion of long term debt (3)	—	407		407
Liabilities subject to compromise (5)	42,738	(42,738)		-
Total Current Liabilities	46,439	(45,055)		1,385
Long term debt & other long term liabilities (3)	—	16,368		16,368
Total Liabilities	46,439	16,368		17,753
Stockholders' equity (deficit)
Common stock (4)	10	10		20
Additional Paid-in capital (5)	(4)	9,611	1,542	11,149
Accumulated deficit (5)	(18,124)	19,666	(1,542)	-
Total stockholders' equity (deficit)	(18,118)	29,287	—	11,169
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$28,322	600	—	$28,922

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

(5)  Adjustment to record net effect of all reorganization adjustments and Fresh Start adjustments.

Reorganization items included in the predecessor income statement for the 1st quarter of 2010 are summarized below:

Reorganization Items
Gain on settlement of liabilities subject to compromise	$19,666
Administrative expenses	(1,310)
Total	$18,356

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows include the accounts of ANGF, New ELNG and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates — The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates included in the financial statements include a valuation allowance relative to fixed assets in the balance sheet dated December 31, 2009 (see subsequent paragraph — Impairment of Long Lived Assets, and Note 5 — Property, Plant and Equipment) and the valuation of certain stock options and derivatives (See Note 9 — Stockholders’ Equity).

Financial Reporting by Entities in Reorganization under the Bankruptcy Code — As a result of our bankruptcy filing (see Note 2), and in accordance with ASC 852.10, all liabilities subject to compromise are segregated in the Consolidated Balance Sheet as of December 31, 2009 and classified as liabilities subject to compromise at management’s estimate of allowable claims. Liabilities not subject to compromise are classified as current and non-current. Revenues, expenses, realized gains and losses, and provisions for losses that result from the reorganization are reported separately as reorganization items, in the Consolidated Statement of Operations for the year ended December 31, 2009 and three month period ended March 31, 2010. Reorganization items are also disclosed separately in Consolidated Statements of Cash Flows for those periods. Effective March 31, 2010, the Company adopted the Fresh Start reporting provisions of ASC 852.10.

Fair Market Value of Financial Instruments — The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include trading securities and notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms, except as proscribed under ASC 852.10. The trading securities are carried at fair value with changes in fair value recognized in earnings each period. Valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

Property, Plant and Equipment — Other than as discussed in the immediately preceding paragraph, property, plant and equipment are carried at cost. Depreciation of property, plant, and equipment is provided using the straight-line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repair items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Effective March 31, 2010, in conjunction with the application of Fresh Start reporting, all accumulated depreciation and allowance for impairments were netted against the carrying cost of property. Depreciation provisions for the nine months ended December 31, 2010 are based upon the new carrying value of property in accordance with the depreciation policies as described in Note 5.

Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. Total grant proceeds received during the nine months ended December 31, 2010 were $112,000.

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

From time to time, we derive a material portion of our revenues from one or more significant customers — see Note 11 “Customer and Supplier Concentrations.” Less than 10% of our sales are derived from customers in Mexico.

Volumetric Excise Tax Credits ("VETC")--The Company records its VETC credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the nine months ended December 31, 2010, three months ended March 31, 2010 and year ended December 31, 2009 were $804,000, $0, and $90,000, respectively. The legislation providing for VETC was reinstated in the fourth quarter of 2010, made retroactive to January 1, 2010 and extended to December 31, 2011.

Production Cost — Production costs consists primarily of raw materials and other production costs incurred to produce LNG. Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities or a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of December 31, 2010 and 2009, all deferred tax assets are fully reserved. For additional information, see Note 8 “Income Taxes.”

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

Reclassifications — Certain prior year reported amounts have been reclassified to conform with the 2010 presentation. We reclassified certain expense items within operating activities in the consolidated statements of operations

NOTE 4 — PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (amounts in thousands):

Description	December 31, 2010	December 31, 2009
Prepaid expenses	$908	$600
VETC credits receivable	1,213	—
Deposits	109	241
Inventory	54	51
Other assets	22	—
Total prepaid expenses and other current assets	$2,306	$892

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

As of December 31, 2010 and December 31, 2009, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the Share Exchange (amounts in thousands):

Description	December 31, 2010	December 31, 2009
LNG production facilities	$25,971	$37,712
Fixtures and equipment	6	68
Total cost	25,977	37,780
Accumulated depreciation and valuation allowance	(1,284)	(11,622)
Net property, plant and equipment	$24,693	$26,158

Depreciation expense for the nine months ended December 31, 2010, three months ended March 31, 2010, and year ended December 31, 2009 were $1.284 million, $0.628 million, and $2.427 million respectively.

In conjunction with the Company’s voluntary reorganization under Chapter 11 (see Note 2), the Company commissioned an appraisal firm to perform a study of the estimated fair market value of its assets. This study was completed in the 4th quarter of 2009, and estimated that the total fair market value of the assets of the Company was approximately $29.2 million. As a result, effective December 31, 2009, the Company reduced the carrying value of its assets by recording a valuation allowance of $8.052 million. This charge was allocated entirely to the carrying values of Property, Plant, and Equipment, since all other assets of the Company were already adjusted to readily estimable fair market values. Commencing as of the Effective Date, the Company records depreciation according to its existing policy as described below.

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

As discussed in Note 2, the Amended Plan of Reorganization of the Company was completed and effective as of the Effective Date. As such, the treatment and classification of virtually all liabilities in existence as of December 31, 2009 is known. The following table summarizes “liabilities subject to compromise” as of December 31, 2009 (amounts in thousands):

Liabilities Subject to Compromise	December 31, 2009
Medley Senior Note (inclusive of accrued interest and discounts)	$36,354
Pre-Petition trade accounts payable	897
Castlerigg Private Convertible Debt	3,188
Allowed Claim of Kelley Group	543
Note Payable to vendor	1,696
Other Convertible Note Payable	60
Total pre-petition liabilities subject to compromise	$42,738

Under the terms of the Amended Plan, all of “Liabilities Subject to Compromise” were resolved and/or otherwise liquidated as of the Effective Date.

Liabilities that are not subject to compromise as of December 31, 2009 include the following (amounts in thousands):

Liabilities Not Subject to Compromise	December 31, 2009
Post-Petition debt, payables, accruals and administrative claims	$988
Post-Petition Financing provided by Castlerigg	250
Greenfield Line of Credit	741
Priority Tax Claims	745
Priority Settlement Payment—Critical Vendor	217
Unimpaired Convertible Note	72
Total liabilities not subject to compromise	$3,013

With the exception of the Post-petition financing provided by Castlerigg, the Greenfield Line of Credit and the priority tax claims, all other liabilities in the above schedule were either paid on the Effective Date, or were otherwise liquidated in the normal course of business pursuant to established trade terms. Under the terms of the Plan, the financing provided by Castlerigg became part of the new Senior Secured Term Loan. Also under the terms of the Plan, virtually all of the priority tax claims will be paid on an installment basis over the course of approximately 54 months, pursuant to the terms of the Amended Plan. As described in Note 7, the Greenfield Line of Credit was renewed through April 1, 2011.

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

Structured Debts of the Predecessor Entity:

The following table summarizes the Structured Debts of the Predecessor Entity as of December 31, 2009 (amounts in thousands):

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

Structured Debts of the Successor Entity:

The following table summarizes the Structured Debts of the Successor Entity as of December 31, 2010 (amounts in thousands):

Successor Entity December 31, 2010
Medley/Castlerigg Credit Agreement	$16,995
Greenfield Line of Credit	837
Other	691
Long Term Debt	18,523
Current Portion of Long Term Debt	(1,076)
Non-current Portion	$17,447

Medley/Castlerigg Credit Agreement

On the Effective Date, we entered into a Credit Agreement (the “Medley/Castlerigg Credit Agreement”) with Medley, as lender and agent, and Castlerigg, as lender. The Medley/Castlerigg Credit Agreement provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”).

Borrowings under the Medley/Castlerigg Credit Agreement accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date shall, at the Company’s option, be paid-in-kind and added to the principal amount of the Medley/Castlerigg Credit Agreement on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis. Interest accrued on the Castlerigg Short Term Loan, along with principal installments of $25,000, shall be paid to Castlerigg on a monthly basis from the Effective Date until the maturity of the Castlerigg Short Term Loan.

As of December 31, 2010, the Company has capitalized approximately $1.270 million of paid in-kind interest accrued through such date by increasing the principal amounts of the Medley/Castlerigg Credit Agreement. In addition, the Company had a remaining balance due on the Castlerigg Short Term Loan in the amount of $75,000.

Pursuant to a Guarantee and Collateral Agreement (the “Collateral Agreement”), the obligations under the Medley/Castlerigg Credit Agreement are guaranteed by all of our subsidiaries (the “Guarantors”) and are secured by a first priority security interest in substantially all of our assets and the assets of the Guarantors, now existing or hereafter acquired (excluding accounts receivable and inventory of certain of our subsidiaries--collectively, the “Greenfield Collateral” as to which Greenfield has a senior secured interest), and a second priority security interest in the Greenfield Collateral. In addition, the Medley/Castlerigg Credit Agreement (including the Castlerigg Short Term Loan) are secured by a first priority security interest and a second priority security interest, respectively, in our existing fleet of twenty-four (24) cryogenic trailers. The obligations under the Medley/Castlerigg Credit Agreement are also secured by a pledge of the equity interests of the subsidiaries of the Company and each Guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries.

The Medley/Castlerigg Credit Agreement contains covenants that limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The Medley/Castlerigg Credit Agreement also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The Medley/Castlerigg Credit Agreement contains a variety of events of default, which are customary for transactions of this type, including the following events:

•	failure to pay amounts due under the Medley/Castlerigg Credit Agreement;
•	a breach of any representation or warranty contained in the Medley/Castlerigg Credit Agreement or related documents;
•	failure to comply with or perform certain covenants under the Medley/Castlerigg Credit Agreement;
•	the insolvency of the Company or any of our subsidiaries;
•	a termination or default under our Intercreditor Agreement with Greenfield; or
•	any change of control of our outstanding shares.

The Medley/Castlerigg Credit Agreement also contains certain financial covenants as summarized as follows:

•	fixed charge coverage ratio of 0.6:1.0 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and 1.2:1.0 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $350,000 for the quarters ended June 30, 2011, September 30, 2011, and December 31, 2011; and $600,000 for all subsequent quarters; and

•	Capital expenditures are limited to $750,000 during 2010; and limited to $1,000,000 for years thereafter.

Greenfield Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Greenfield Note”) effective as of April 1, 2010. The Greenfield Note is a revolving credit facility in the principal amount of up to $2,000,000 which accrues interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at December 31, 2010), and includes provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. Including the interest rate, loan servicing fees and various other fees and charges, the Company’s average annualized effective interest rate during the nine months ended December 31, 2010 associated with this facility was approximately 43%. The Note is secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note matures on the earlier of demand or April 1, 2011, and is subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date. As of December 31, 2010, the balance outstanding on this note was approximately $837,000.

Effective February 8, 2011, the Company replaced the Greenfield Line of Credit with a new facility—see Note 13 “Subsequent Events.”

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $541,000, payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. The Company also has an agreement with its legal counsel to defer $150,000 of legal fees incurred during the Chapter 11 process, payable in quarterly installments commencing December 31, 2010.

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of December 31, 2010 are as follows (amount in thousands):

Fiscal Years:

2011	$1,076
2012	222
2013	130
2014	17,060
2015	35
Thereafter	—
Total future payments	$18,523

NOTE 8 — INCOME TAXES

Income Tax Expense:

The Company’s effective tax rate was zero for the nine months ended December 31, 2010, the three month period ended March 31, 2010 and the year ended December 31, 2009. The Company paid no income taxes during the year ended December 31, 2009 and does not anticipate that it will pay any income taxes for the year ended December 31, 2010 due to the utilization of net operating loss carryforwards.

Reconciliation of Provision/Benefits:

A reconciliation of the provision/(benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes is as follows (amounts in thousands) :

	Years Ended December 31,
	2010 (1)	Rate	2009	Rate

Book income (at est. federal statutory rate of 34%)	$5,197	34%	$(4,460)	(34%)
Cancellation of debt	(6,686)	(43.51%)	—	—
Other permanent differences	1	.01%	4	.03%
Change in valuation allowance	1,488	9.50%	4,456	33.97%
	$—	—	$—	—

(1)  Represents the mathematical addition of book net loss for the nine months ended December 31, 2010 plus the book net income for the three month period ended March 31, 2010.

Summary of Deferred Tax Assets (amounts in thousands):

	Years Ended December 31,
Deferred income taxes consist of the following:	2010	2009
Deferred tax assets:	(at est. federal statutory rate of 34%)
Net operating loss carryforwards	$5,565	$3,759
Accrued expenses	62	—
Allowance for bad debt	9	7
Shared-based compensation expense	326	—
Basis difference in fixed assets	1,200	1,907
Total	7,162	5,673

Less: Valuation Allowance	(7,162)	(5,673)

Total deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of December 31, 2010 and 2009 has been established to reflect these uncertainties.

During the three months ended March 31, 2010, and as a result of confirmation of the Amended Plan (see Note 2), the Company realized income from the settlement of liabilities subject to compromise in the amount of $19.7 million. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude such income from taxable income, but must reduce certain of its tax attributes, including operating loss carryforwards. The Company will, as of January 1, 2011, eliminate all net operating losses of approximately $16.3 million, and all other net deferred tax assets that existed as of December 31, 2010, including applicable valuation allowances. The Company will also reduce its tax basis in fixed assets by $3.3 million.

Change in Control:

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of beneficial tax attributes that were generated prior to the change in ownership, if any, could be substantially limited.

Uncertain Income Tax Positions:

The Company adopted ASC 740 Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 Accounting for Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during the nine months ended December 31, 2010, three months ended March 31, 2010 or the year ended December 31, 2009.

NOTE 9—STOCKHOLDERS’ EQUITY

As of the Effective Date, all equity and equity derivatives of the Company that existed prior to the Effective Date were eliminated, including all shares of capital stock, options, warrants, and other similar derivative instruments linked to the Company’s equity.

On the Effective Date, the Company issued 20,000,000 common shares with a par value of $.001. The Company also ratified and confirmed the continued effectiveness of the options granted to Mr. Hacioglu within his Employment Agreement dated February 1, 2009, including the relevant adjustment features contained therein. As adjusted by virtue of the Amended Plan, Mr. Hacioglu's original option was surrendered. In its place and as of the Effective Date, we issued replacement options to purchase 1,997,342 shares of our common stock at an exercise price of $.58 per share (an implied value of 120% of the equity value of our shares under the Amended Plan) and an expiration date of February 1, 2019. As of December 31, 2010, 1,165,116 of these options are vested. The remaining options vest ratably over the next five quarters.

In June 2010, the Company adopted the “Applied Natural Gas Fuels, Inc. 2010 Stock Incentive Plan” (the “Plan”). This Plan reserves up to 2.0 million shares of common stock and/or options to be granted at future dates to employees, officers, directors and consultants, of which 1.6 million options were granted during the nine months ended December 31, 2010, including 1.2 million  options granted to Directors of the Company.

Common Stock Purchase Option Activity

The following table summarizes common stock purchase warrants and stock option activity for the nine month period ended December 31, 2010:

Shares
Options outstanding at March 31, 2010	1,997,342
Stock Options Granted	1,600,000
Exercised	—
Forfeited/ expired/ cancelled	(75,000)
Options Outstanding at December 31, 2010	3,522,342

The weighted average exercise price of common stock purchase options during the period was $0.58 per share. As of December 31, 2010, total vested options were 2,296,366.

Pursuant to his employment agreement, Mr. Hacioglu also earned an additional 218,343 stock options as a result of the 2010 operating performance of the Company. As of December 31, 2010, these options were earned, but will not be issued until a later date. The options will vest immediately upon issuance, will have a ten year term, and include a strike price of $.58 per share. These options have been valued at $82,025, all of which has been included in Stock-based compensation expense during the nine months ended December 31, 2010. Since the options were not issued as of December 31, 2010, the obligation to issues these options has been recorded as a liability.

Stock-based Compensation Expense

Using the "Valuation Assumptions" discussed in the following section, the Company has estimated the value of the stock options granted prior to March 31, 2010 to be approximately $759,000, and the value of stock options granted or scheduled to be granted during the nine months ended December 31, 2010 was $685,000. The value of these options is being amortized to Stock-Based Compensation Expense over the vesting periods applicable to each option grant. Total Stock-Based Compensation Expense recorded during the nine months ended December 31, 2010 was $958,000, including Mr. Hacioglu’s options that were earned in 2010, but have not yet been issued.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for stock options granted since the Effective Date through December 31, 2010:

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

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

In conjunction with the voluntary reorganization under Chapter 11, all litigation against the Company was stayed and, as of the Effective Date, all litigation was settled according to the terms of the Amended Plan.

Other Matters.  Although we were not a party to any material legal proceedings as of December 31, 2010, from time to time, we may become involved in a variety of claims, suits, investigations, proceedings, and legal actions arising in the ordinary course of our business. Although the ultimate outcome of these matters, if and when they arise, cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition, or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

Operating Leases

The Company leases facilities, including the land for its LNG production plant in Topock, Arizona, under non-cancelable operating leases expiring at various dates through 2020. The following schedule represents the future minimum lease obligations for all non-cancelable operating leases as of December 31, 2010 (amounts in thousands):

Fiscal Years:

2011	$190
2012	163
2013	147
2014	57
Thereafter	49
Total future minimum lease payments	$606

Rent expense, including variable rent, totaled $106,000, $116,000, and $34,000 for the year ended December 31, 2009, nine months ended December 31, 2010, and three months ended March 31, 2010, respectively.

Environmental Matters

The Company is subject to federal, state, local, and foreign environmental laws and regulations. The Company does not anticipate any expenditures to comply with such laws and regulations, which would have a material impact on the Company's consolidated financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local, and foreign environmental laws and regulations.

Other Long Term Commitments and Contingencies

The Company has a contingent obligation to fund an additional $450,000 to the Creditors Fund on December 31, 2011 in the event that certain excise tax refunds are not collected and remitted to the Creditors Fund prior to such date. The obligation is limited to $450,000 less the actual amount of excise tax refunds collected and remitted to the Creditors Fund. As of December 31, 2010, this obligation has been reduced by approximately $59,000 via the collection of excise taxes that have been forwarded to the Creditors Fund.

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

Our sales are derived from various governmental agencies and authorities and from private fleet operators, and the number of companies and actual or potential customers that own and operate LNG fueled vehicles is relatively small. Consequently, the Company operates in a highly competitive environment and has sales concentrations with certain major customers.

Major Customers

The following table presents the contribution to sales by the Company’s largest customers as shown in the respective periods:

Customer	Nine months ended December 31, 2010	Three months ended March 31, 2010	Year ended December 31, 2009
City of Phoenix	—	—	32%
Waste Management, Inc.	20%	24%	22%
Orange County Transportation Authority	16%	16%	12%

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

In January 2010, the FASB issued new accounting guidance, which intended to improve disclosures about fair value measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels, the reasons for the transfers and to present information about purchases, sales, issuances, and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). The Company has applied the new disclosure requirements as of January 1, 2010, and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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

NOTE 13—SUBSEQUENT EVENTS

In February 2011, the Company terminated the Greenfield line of credit and replaced it with a revolving credit facility provided by First Community Financial (“FCF”) pursuant to an Accounts Receivable Security Agreement dated February 8, 2011, and certain related agreements (collectively the “FCF Facility”). The FCF Facility provides up to $2.5 million of financing secured by a first lien on the Company’s accounts receivable and certain related assets, and matures on February 8, 2013, but subject to automatic extension in the event that neither party provides written notice of termination at least 30 days prior to February 13, 2013. The FCF Facility bears interest at the annualized rate of prime plus 4.75%, subject to an interest rate floor of 8%, and a monthly interest rate minimum of $8,750, and payable monthly in arrears. The Company may request advances from time to time of up to 85% of eligible accounts receivable as defined by the terms of the FCF Facility.

The terms of the FCF Facility provide for certain customary covenants and conditions, including provisions that the Company maintain a minimum net worth of $8 million, and that the Company avoids the incurrence of cumulative net losses in any three consecutive months that exceed $500,000. Upon closing of the FCF Facility, the Company paid the legal fees of FCF along with a commitment and funding fee to FCF of $27,500, a termination fee related to terminating the Greenfield line of credit of $20,000 and a broker fee of $75,000 to the broker that secured the FCF Facility. Upon each anniversary date, the Company will also be required to pay to FCF a commitment and funding fee of $12,500; additionally, if an automatic renewal occurs after the 2nd anniversary, the Company will also be required to pay a renewal fee of $25,000. The Company may terminate the FCF facility at any time but will remain obligated to pay the minimum monthly interest through expiration of the two year primary term.

In March 2011, the Company entered into Amendment # 1 to the Medley/Castlerigg Credit Agreement and closed on a new $5.0 million Senior Secured term loan provided by Medley (“the Medley Senior Secured Debt Amendment”). The $4.4 million in net proceeds from this financing will be used to purchase certain LNG trailers and mobilization equipment, LNG mobile fueling equipment, and for working capital. In addition, $500,000 of the proceeds from the Medley Senior Secured Debt Amendment will be set aside to fund, if necessary, future interest payments related to the facility; also, approximately $110,000 of this financing will be used to pay the legal expenses and other direct costs of the transaction. The facility provides for a senior secured lien on all assets of the Company, other than those assets pledged to FCF. The liens granted under the Medley Senior Secured Debt Amendment are prior to the liens that secure the original debt under the terms of the  Medley/Castlerigg Credit Agreement as described in “Note 7 — Notes Payable, Convertible Debts, and Line of Credit.” The provisions of the Medley Senior Secured Debt Amendment provide for the payment of interest quarterly in arrears at the rate of 13% per annum. Amendment # 1 also modifies the interest payment terms on the original debt to quarterly in arrears, and amends certain covenants and conditions as follows:

•	fixed charge coverage ratio of 1.0:1 for the quarter ended December 31, 2011, and 1.10:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $300,000 for the quarter ended June 30, 2011, $500,000 per quarter for the quarter ended September 30, 2011, $600,000 per quarter for the quarter ended December 31, 2011; and $750,000 for all subsequent quarters; and

•
Capital expenditures are limited to $750,000 during 2010; and limited to $1.0 million for years thereafter, except that any capital assets that are contemplated to be acquired using the proceeds derived from the additional debt provided by Amendment # 1 are to be excluded from the calculation.