Form 10-Q
period 2011-05-13
Applied Natural Gas Fuels, Inc.
filed 2011-05-13
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

APPLIED NATURAL GAS FUELS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes[X]    No [  ]

As of May 13, 2011, there were 20,000,000 shares of common stock of the registrant outstanding.

 APPLIED NATURAL GAS FUELS, INC.

Index to Form 10-Q

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Unaudited Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010	2
	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010 (Predecessor)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010 (Predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 4.	Controls and Procedures	23
	PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	24
Signatures		25

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
 (amounts in thousands except per share amounts)

ASSETS	March 31, 2011	December 31, 2010
Current Assets
Cash and cash equivalents	$5,801	$717
Trade accounts receivable, net of allowances of $26 for each year	2,574	2,349
Prepaid expenses and other current assets	1,708	2,306
Total Current Assets	10,083	5,372

Property, plant, and equipment, net	24,329	24,693
Deposits and other long term assets, net	252	15
Restricted cash	500	—
Total Assets	$35,164	$30,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,009	$2,327
Line of credit	1,173	837
Current portion of long term debt	77	239
Total Current Liabilities	3,259	3,403

Long Term Debt
Long-term debt	22,785	17,447
Total Long Term Debt	22,785	17,447

Total Liabilities	26,044	20,850

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 20,000,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010	20	20
Additional paid-in capital	12,147	12,025
Accumulated deficit	(3,047)	(2,815)
Total Stockholders’ Equity	9,120	9,230
Total Liabilities and Stockholders’ Equity	$35,164	$30,080

See accompanying notes to unaudited condensed consolidated financial statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(amounts in thousands except per share amounts)

		Predecessor Entity
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Revenue	$5,880	$5,709

Operating Expenses
Production costs	3,629	4,094
Compensation	665	453
Other selling, general, and administrative	838	695
Depreciation	429	628

Income (loss) from operations	319	(161)

Other expense
Interest expense	(599)	(96)
Total other expense	(599)	(96)

Loss Before Reorganization Items	(280)	(257)

Reorganization items:
Gains on debt restructuring	48	19,666
Administrative expenses	—	(1,310)
Total reorganization items	48	18,356

Net Income (loss)	$(232)	$18,099

Income (loss) per share -basic and diluted	$(0.01)	$1.79

Weighted average number of common shares outstanding - basic and diluted	20,000,000	10,084,738

See accompanying notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(amounts in thousands)

		Predecessor Entity
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash Flows from Operating Activities:
Net Income (loss)	$(232)	$18,099
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt restructuring	(48)	(19,666)
Interest paid by increase in debt	427	—
Depreciation	429	628
Non-cash stock expense	114	—
Amortization of debt discounts and deferred finance costs	12	—
Decrease (increase) in:
Trade accounts receivable	(225)	138
Prepaid expenses and other current assets	357	257
Accounts payable and accrued expenses	(318)	(174)
Net cash provided by (used in) operating activities	516	(718)

Net cash used in reorganization activities	—	(1,573)

Cash Flows From Investing Activities:
Purchases of equipment	(65)	(19)
Cash restricted by terms of debt issuance	(500)	—
Net cash used in investing activities	(565)	(19)

Cash Flows From Financing Activities:
Repayment of notes	(203)	(97)
Proceeds from debt issuance	5,000	350
Net changes in Line of Credit	336	(392)
Proceeds from the sale of stock	—	2,575
Net cash provided by financing activities	5,133	2,436

Net increase in cash	5,084	126
Beginning of period	717	401
End of period	$5,801	$527

Supplemental Cash Flow Disclosures:
Cash paid for interest	$599	$96
Cash paid for taxes	$—	$—

Non cash investing and financing activities:
Debt issued to settle liabilities subject to compromise	$—	$15,300
Debt issued to settle notes and other current liabilities	$—	$930
Stock issued in settlement of liabilities subject to compromise	$—	$7,041
Par value of common stock issued in reorganization	$—	$20

See accompanying notes to unaudited condensed consolidated financial statements

Applied Natural Gas Fuels, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

NOTE 1 — BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Applied Natural Gas Fuels, Inc., and its subsidiaries, which are collectively referred to as “ANGF,” the “Company,” “we,” “our,” or “us,” unless the context requires otherwise. All significant intercompany transactions have been eliminated in consolidation. Effective March 24, 2010, the Company formally changed its name from PNG Ventures, Inc. to Applied Natural Gas Fuels, Inc.

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

As discussed in more detail below in Note 2—“Voluntary Reorganization Under Chapter 11,” the Company emerged from the Chapter 11 proceedings on March 24, 2010 and adopted Fresh Start reporting effective March 31, 2010. Under the provisions of ASC 852.10, the Company is considered a new reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity, the financial statements of such entity are not necessarily considered comparable.

NOTE 2 — VOLUNTARY REORGANIZATION UNDER CHAPTER 11

During 2009, the Company completed a comprehensive evaluation of its strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to (i) mitigate the impact of certain onerous debt instruments and contractual obligations assumed as part of the LNG Acquisition, and (ii) restructure its balance sheet to enable the Company to sustain its operations as a going concern. On September 9, 2009, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) (Case No. 09-13162).

On March 12, 2010, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming our First Amended Plan of Reorganization (including all supplements and modifications thereto) (the “Amended Plan”).  As discussed in more detail below in “Accounting for Consummation of the Plan,” the Company, on March 24, 2010 (the “Effective Date”), satisfied all material conditions precedent to the effectiveness of the Amended Plan, thereby allowing the Amended Plan to become effective. The Company elected to use March 31, 2010 as the date for adopting Fresh Start reporting in order to coincide with the Company’s normal financial closing for the first quarter of 2010.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

In conjunction with the Amended Plan, the Company’s capital structure as of March 31, 2010 consisted of the following:

1.
$15.65 million in Senior Secured Term Loans, bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date. These loans are secured by first lien rights on all assets except for accounts receivable.

2.
A $0.25 million Senior Secured Short-Term Loan, bearing an interest rate of 10%, and payable in ten equal monthly payments of $25,000 commencing with the Effective Date.  This loan was retired as of March 31, 2011.

3.	A $2 million working capital Line of Credit (“Line of Credit”) that was scheduled to mature on April 1, 2011. This facility was secured by accounts receivable, and was replaced in February 2011.
4.	Common Stock— 20,000,000 newly issued shares of new Common Stock (“New ANGF Common Stock”).

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, the Company adopted the Fresh Start reporting provisions of ASC 852.10, with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by the Company in conjunction therewith

Under the provisions of ASC 852.10, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the Effective Date. Due to the proximity of the Effective Date to the end of the Company’s first quarter of 2010, and the relative immateriality of operations during the intervening period, the Company applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments, gains and losses are reflected in the Company’s financial statement on and after March 31, 2010.

Under the provisions of ASC 852.10, the Company is considered a new reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity, the financial statements of such entity are not necessarily considered comparable.

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

Adoption of ASC 852.10, Financial Reporting by Entities in Reorganization under the Bankruptcy Code – Effective March 31, 2010, the Company adopted the Fresh Start reporting provisions of ASC 852.10.

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

Impairment of Long-Lived Assets — In accordance with ASC 360, the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of its assets, on a going concern basis, by estimating the undiscounted future net cash flows expected to result from the asset over its expected useful life, including eventual disposition. If the future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value. In conjunction with our Chapter 11 filing, the Company engaged a valuation firm to prepare an estimate of the fair market value of the assets of the Company. Based upon the report of this firm, the carrying values of assets of the Company were adjusted, effective December 31, 2009, by writing down the carrying value of certain long-lived assets (see Note 5).

Property, Plant and Equipment — Other than as discussed in the immediately preceding paragraph, property, plant and equipment are carried at cost. Depreciation of property, plant, and equipment is provided using the straight-line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property and equipment are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. Effective March 31, 2010, in conjunction with the application of Fresh Start reporting, all accumulated depreciation and allowance for impairments were netted against the carrying cost of property. Prospective depreciation provisions are based upon the new carrying value of property in accordance with the depreciation policies as described in Note 5.

Periodically, the Company receives grant funding to assist in the financing of natural gas fueling station construction. The Company records the grant proceeds as a reduction of the cost of the respective asset. No grants were received in the periods covered by this report.

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

From time to time, we derive a material portion of our revenues from one or more significant customers. Less than 10% of our annual sales are derived from customers in Mexico (see Note 11).

Volumetric Excise Tax Credits ("VETC")--The Company records its VETC credits as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the three months ended March 31, 2011 and three months ended March 31, 2010 were $258,000, and $0 respectively. The legislation providing for VETC was reinstated in the fourth quarter of 2010, made retroactive to January 1, 2010 and extended to December 31, 2011.

Production Cost — Production costs consists primarily of raw materials and other direct production costs incurred to produce LNG. Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of December 31, 2010 and March 31, 2011, all deferred tax assets are fully reserved.

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

NOTE 4 — PREPAIDS AND OTHER ASSETS

Prepaids and other assets consist of the following (amounts in thousands):

Description	March 31, 2011	December 31, 2010
Prepaid expenses	$674	$908
VETC credits receivable	765	1,213
Deposits	169	109
Inventory	35	54
Other assets	65	22
Total prepaid expenses and other current assets	$1,708	$2,306

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

As of March 31, 2011 and December 31, 2010 , property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the LNG Acquisition (amounts in thousands):

Description	March 31, 2011	December 31, 2010
LNG production facilities	$26,007	$25,971
Fixtures and equipment	23	6
Office equipment, CIP	11	—
Total cost	26,041	25,977
Accumulated depreciation and valuation allowance	(1,712)	(1,284)
Net property, plant and equipment	$24,329	$24,693

Depreciation expense for the quarters ended March 31, 2011 and March 31, 2010 were approximately $429 and $628, respectively.

In conjunction with the Company’s voluntary reorganization under Chapter 11 (see Note 2), the Company commissioned an appraisal firm to perform a study of the estimated fair market value of its assets. This study was completed in the fourth quarter of 2009 and estimated that the total fair market value of the assets of the Company was approximately $29 million. As a result, effective December 31, 2009, the Company reduced the carrying value of its assets by recording a valuation allowance of $8.1 million. This charge was allocated entirely to the carrying values of Property, Plant, and Equipment, since all other assets of the Company were already adjusted to readily estimable fair market values. Effective March 31, 2010, the Company adopted Fresh Start reporting and eliminated all accumulated depreciation and valuation allowances by netting such amounts against the carrying values of property, plant, and equipment, resulting in an adjusted cost basis for such assets. Since March 31, 2010, depreciation is calculated in accordance with the depreciation policies described below, based upon such adjusted cost basis.

The Company’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG production facilities	15 Years

NOTE 6 — NOTES PAYABLE, CONVERTIBLE DEBTSANDLINE OF CREDIT

The following table summarizes the debts of the Company as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011	December 31, 2010
Senior secured credit agreement	$17,349	$16,995
Senior secured credit agreement Amendment #1	5,000	—
Accounts receivable line of Credit	1,173	837
Other	513	691
Long term debt	24,035	18,523
Current portion of long term debt	(1,250)	(1,076)
Non-current portion	$22,785	$17,447

Senior Secured Term Loans

On the Effective Date, we entered into a Senior Secured Credit Agreement with Medley Capital as agent for Fourth Third, LLC (“Medley” or “Lender”), as lender and agent, and Castlerigg PNG Investments, LLC (“Castlerigg”) as lender. Medley and Castlerigg are also the primary shareholders of the Company, controlling over 90% of the common shares outstanding.

The Senior Secured Credit Agreement provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”). As of December 31, 2010, the Castlerigg Short Term Loan had a remaining principal balance of $75,000. This loan was retired as of March 31, 2011.

Borrowings under the Senior Secured Credit Agreement accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date were, at the Company’s option, paid-in-kind and added to the principal amount of the Senior Secured Credit Agreement on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis.

As of March 31, 2011 and December 31, 2010, the Company has capitalized approximately $1.7 and $1.27 million, respectively of paid in-kind interest accrued through each such date by increasing the principal amounts of the Senior Secured Credit Agreement.

Pursuant to a Guarantee and Collateral Agreement (the “Collateral Agreement”), the obligations under the Senior Secured Credit Agreement are guaranteed by all of our subsidiaries (the “Guarantors”) and are secured by a first priority security interest in substantially all of our assets and the assets of the Guarantors, now existing or hereafter acquired (excluding accounts receivable and inventory of certain of our subsidiaries--collectively, the “Accounts Receivable Line of Credit Collateral” as to which the Lender of such credit has a senior secured interest), and a second priority security interest in the Accounts Receivable Line of Credit Collateral. In addition, the Senior Secured Credit Agreement (including the Castlerigg Short Term Loan) are secured by a first priority security interest and a second priority security interest, respectively, in our existing fleet of twenty-four (24) cryogenic trailers. The obligations under the Senior Secured Credit Agreement are also secured by a pledge of the equity interests of the subsidiaries of the Company and each Guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries.

The Senior Secured Credit Agreement contains covenants that limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The Senior Secured Credit Agreement also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.

The Senior Secured Credit Agreement contains a variety of events of default, which are customary for transactions of this type, including the following events:

•	failure to pay amounts due under the Senior Secured Credit Agreement;
•	a breach of any representation or warranty contained in the Senior Secured Credit Agreement or related documents;
•	failure to comply with or perform certain covenants under the Senior Secured Credit Agreement;
•	the insolvency of the Company or any of our subsidiaries;
•	a termination or default under our Intercreditor Agreement with the Lender of the Accounts Receivable Line of Credit; or
•	any change of control of our outstanding shares.

In March 2011, the Company entered into Amendment # 1 to the Senior Secured Credit Agreement and closed on additional financing in the amount of $5.0 million provided by Medley (the “Senior Secured Debt Amendment”). The $4.4 million in net proceeds from this financing will be used principally to purchase certain LNG equipment and for working capital. $0.5 million of the proceeds from the Senior Secured Debt Amendment were set aside as restricted cash to fund, if necessary, future interest payments related to the facility; also, approximately $0.1 million of this financing was used to pay the legal expenses and other direct costs of the transaction.

The Senior Secured Debt Amendment provides for a senior secured lien on all assets of the Company, other than those assets pledged under the Accounts Receivable Line of Credit. The liens granted under the Senior Secured Debt Amendment are prior to the liens that secure the original debt under the terms of the Senior Secured Credit Agreement. The provisions of the Senior Secured Debt Amendment provide for the payment of interest quarterly in arrears at the rate of 13% per annum. This amendment also modifies the interest payment terms on the Senior Secured Credit Agreement to quarterly in arrears, and amends certain covenants and conditions as follows:

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

Accounts Receivable Line of Credit

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

The terms of the FCF Facility provide for certain customary covenants and conditions, including provisions that the Company maintain a minimum net worth of $8 million, and that the Company avoids the incurrence of cumulative net losses in any three consecutive months that exceed $500,000. Upon closing of the FCF Facility, the Company paid the legal fees of FCF along with a commitment and funding fee to FCF of $27,500, a termination fee related to terminating the Greenfield line of credit of $20,000 and a broker fee of $75,000 to the broker that secured the FCF Facility. The Company also issued certain warrants to the broker as described in Note 9. As of March 31, 2011, the balance outstanding on this note was approximately $ 1.173 million.

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

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $513,000 payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum.

Maturities of long-term debts

The following table sets forth our future long-term debt payment obligations as of March 31, 2011 (amount in thousands):

Fiscal Years:

2011	$1,250
2012	121
2013	129
2014	22,487
2015	48
Total future payments	$24,035

NOTE 8 — INCOME TAXES

Income Tax Expense:

The Company’s effective tax rate was zero for the three months periods ended March 31, 2011 and March 31, 2010. The Company paid no income taxes during the year ended December 31, 2010 and does not anticipate that it will pay any income taxes for the year ended December 31, 2011 due to anticipated net operating losses.

Deferred tax assets:

Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of March 31, 2011 and 2010 has been established to reflect these uncertainties.

During the three months ended March 31, 2010, and as a result of confirmation of the Amended Plan (see Note 2), the Company realized income from the settlement of liabilities subject to compromise in the amount of $19.7 million. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude such income from taxable income, but must reduce certain of its tax attributes, including operating loss carryforwards. As of January 1, 2011, the Company eliminated all net operating losses of approximately $16.3 million including applicable valuation allowances. The Company will also reduce its tax basis in fixed assets by $3.3 million.

Change in Control:

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of beneficial tax attributes that were generated prior to the change in ownership, if any, could be substantially limited.

Uncertain Income Tax Positions:

The Company adopted ASC 740 Accounting for Uncertainty in Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during 2010 or the three months ended March 31, 2011.

NOTE 9—STOCKHOLDERS’ EQUITY

Common Stock Purchase Option Activity

The following table summarizes common stock purchase warrants and stock option activity for the three month period ended March 31, 2011:

Shares
Options outstanding at December 31, 2010	3,522,342
Stock options and warrants granted (1)	137,500
Exercised	—
Forfeited/ expired/ cancelled	—
Options outstanding at March 31, 2011	3,659,842

(1)  Inclusive of 37,500 stock purchase warrants granted to the investment banking firm that assisted in the arrangement of the FCF facility. The value of these warrants, are estimated at $8,000, are included in capitalized loan costs and are being amortized as interest expense over the life of the loan.

The weighted average exercise price of common stock purchase options granted during the period range from $0.58 to $1.00 per share. As of March 31, 2011, total vested options were 2,604,895. Pursuant to his employment agreement, Mr. Hacioglu also earned an additional 218,343 stock options as a result of the 2010 operating performance of the Company. As of March 31, 2011 these options were earned. These options have been included in the above presentation. The options vest immediately upon issuance, have a ten (10) year term, and include a strike price of $0.58 per share. These options have been valued at $82,025, all of which was included in Stock-based compensation expense during the nine months ended December 31, 2010. Since the options were not issued as of December 31, 2010 and March 31, 2011, the obligation to issues these options was recorded as a liability for each period.

Stock-based Compensation Expense

Using the "Valuation Assumptions" discussed in the following section, the Company has estimated the value of stock options granted during the three months ended March 31, 2011 to be approximately $685,000. The value of these options is being amortized to Stock-Based Compensation Expense over the vesting periods applicable to each option grant. Total Stock-Based Compensation Expense recorded during the three months ended March 31, 2011 and March 31, 2010 was $114,000 and $0, respectively.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for stock options granted since the Effective Date through March 31, 2011:

Valuation Assumptions
Risk- free rates	3.650%
Expected lives (in years)	10
Dividend yield	―
Expected volatility	76%

Since the Company currently does not have an active trading market for its shares, our computation of expected volatility is based on factors used by comparable companies. We used the 10-year term of the options as the expected life of the options. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury 10-year yield curve in effect at the time of grant.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Litigation

In conjunction with the voluntary reorganization under Chapter 11, all litigation against the Company was stayed and, as of the Effective Date, all litigation was settled according to the terms of the Amended Plan.

Other Matters.  Although we were not a party to any material legal proceedings as of March 31, 2011, from time to time, we may become involved in a variety of claims, suits, investigations, proceedings, and legal actions arising in the ordinary course of our business. Although the ultimate outcome of these matters, if and when they arise, cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition, or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

Operating Leases

The Company leases facilities, including the land for its LNG production plant in Topock, Arizona, under non-cancelable operating leases expiring at various dates through 2020. The following schedule represents the future minimum lease obligations for all non-cancelable operating leases as of March 31, 2011 (amounts in thousands):

Fiscal Years:
2011	$145
2012	163
2013	147
2014	57
Thereafter	49
Total future minimum lease payments	$561

Rent expense, including variable rent, totaled $25,218 and $9,777 for the three months ended March 31, 2011 and 2010, respectively.

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

Other Long Term Commitments and Contingencies

In conjunction with the Amended Plan, the Company has a contingent obligation to fund an additional $450,000 to the fund established for the benefit of certain Unsecured Creditors (the “Creditors Fund”) on December 31, 2011 in the event that certain excise tax refunds are not collected and remitted to the Creditors Fund prior to such date. The obligation is limited to $450,000 less the actual amount of excise tax refunds collected and remitted to the Creditors Fund. As of March 31, 2011, the contingent obligation had been reduced to $391,000 via the collection of part of the expected excise tax refunds. The Company does not anticipate that it will be required to fund from its own working capital any material amount of this contingent obligation.

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

Major Customers

The following table presents the contribution to sales by the Company’s largest customers as shown in the respective periods:

Customer	Three months ended March 31, 2011	Three months ended March 31, 2010
Waste Management, Inc.	23%	21%
Orange County Transportation Authority	15%	16%

All other customers individually contribute less than 10% to total sales.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). In addition, the changes require a reporting entity to separately disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. These changes were applied to the disclosures in note 3 to the Company’s condensed consolidated financial statements contained elsewhere herein.

On January 1, 2011, the Company adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing requirements for supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of this pronouncement did not have any impact on the Company’s condensed consolidated financial statements.

 ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operation

Cautionary Note Regarding Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this context, forward-looking statements may address our expected future business and financial performance, and often contain words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “seeks,” “will,” and other terms with similar meaning. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from results proposed in such statements. Although we believe that the assumptions upon which any forward-looking statements are based are reasonable, we can provide no assurances that these assumptions will prove to be correct. We believe that the statements in this Quarterly Report on Form 10-Q that we make regarding the following matters, by their nature, are forward-looking. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: our ability to capture a meaningful share of the market for natural gas as a vehicle fuel and to enhance our competitive position as that market expands; the outcome of any plans to expand business with existing customers, retain existing customer accounts and to win business with new customers; the outcome of any plan to expand our sales in the regional trucking, ports, public transit, refuse hauling and airport markets; the success of our plans to expand our sales and marketing team and to hire experienced sales personnel to focus on targeted metropolitan areas; the outcome of any plans to build natural gas fueling stations or the expansion of our Topock, Arizona facility; increased costs and production delays associated with unexpected facility maintenance and repairs;  developments and trends in the natural gas and fleet vehicle markets, including increased transition from diesel and gasoline powered vehicles to natural gas vehicles; estimated increases in costs for diesel engine and natural gas vehicles to meet federal 2010 emission standards; more stringent emissions requirements; anticipated federal and state certification of additional natural gas vehicle models; expanded use of natural gas vehicles at and sales of LNG to trucks operating at the Los Angeles and Long Beach seaports; future supply, demand, use and prices of fossil and alternative fuels, including crude oil, gasoline, diesel, natural gas, biodiesel, ethanol, electricity, and hydrogen; impact of environmental regulations on the cost of crude oil, gasoline, diesel and diesel engines; impact of environmental regulations on the use of natural gas as a vehicle fuel; the availability of tax incentives and grant programs that provide incentives for using natural gas as a vehicle fuel; our continued receipt of the Volumetric Excise Tax Credit; projected capital expenditures, project development costs and related funding requirements; any plans to retain all future earnings to finance future growth and general corporate purposes; any plans to purchase futures contracts and to continue offering fixed-price sales requirement contracts; costs associated with remaining in compliance with government regulations and laws; access to equity capital and debt financing options, including, but not limited to, equipment financing, sale of convertible promissory notes or commercial bank financing; and statements of assumption underlying any of the foregoing; all of such objectives, estimates, intentions and plans being subject to our ability to execute on our plans in light of our recent emergence from Bankruptcy, and subject to the substantial limitations we are subject to under our Senior Secured Term Loans and the Shareholders’ Agreement with Medley and Castlerigg. Other factors include our ability to fund and execute our business plan; our ability to attract, motivate and/or retain key executives and associates; our ability to attract and retain customers; and statements of assumption underlying any of the foregoing, as well as other factors or statements set forth herein in this Quarterly Report on Form 10-Q, and in other filings with the SEC, including specifically our most recent filing of our Annual Report on Form 10-K. Any or all of such factors could cause our actual results to differ materially from these forward-looking statements. Similarly, these and other factors can affect the value of our assets and common stock and/or other equity securities. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in our securities. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise or to reflect events or circumstances after the date hereof.

Our forward-looking statement qualifications also apply to certain information provided in connection with the Chapter 11 bankruptcy proceedings and emergence therefrom. We were required to prepare and file with the Bankruptcy Court (as a matter of public record), projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Amended Plan and our ability to continue operations upon emergence from Chapter 11 bankruptcy proceedings. Neither these projections nor our Disclosure Statement should be considered or relied after the Effective Date as our actual results have and will continue to vary from those contemplated by the projections filed with the Bankruptcy Court. See our most recent Annual Report on Form 10-K, Item 1A, “Risk Factors — Risks Related to Our Emergence from Chapter 11 Bankruptcy Proceedings.” Furthermore, any information contained within this Report as it discusses the Amended Plan and our Disclosure Statement or any aspect related thereto, is for informational purposes only and is not a solicitation of any type, nor an offer to sell or a solicitation of an offer to purchase any of our securities.

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

Voluntary Reorganization under Chapter 11

Following the June 30, 2008 LNG Acquisition, our liquidity and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the LNG Acquisition. In the LNG Acquisition, we also inherited certain predecessor litigation claims, as well as certain non-economic contracts, which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered as Case No. 09-13162. From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Joint Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we successfully closed on a series of restructuring transactions contemplated by the Amended Plan, and we emerged from Chapter 11 bankruptcy proceedings.

On the Effective Date, and in complete satisfaction of all pre-petition claims: (i) Medley Capital, as agent for Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note accruing interest at 10% per annum (adjusted at the effective date to $10.0 million to include legal fees advanced by Medley), and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company;  (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of unsecured convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Amended Plan (inclusive of $250,000 advanced prior to confirmation), in return for which it received a $5.5 million  senior secured four year term note accruing interest at 10% per annum (adjusted at the effective date to $5.65 million to include legal fees advanced by Castlerigg), a $250,000 senior secured short-term note (also included within our Senior Secured Term Loans), and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness received a pro rata share of a $750,000 creditor fund (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include unaudited consolidated balance sheets as of March 31, 2011 and December 31, 2010, unaudited consolidated statements of operations for the quarter ended March 31, 2011, and predecessor entity unaudited consolidated statements of operations for the quarter ended March 31, 2010. The accompanying financial statements also include unaudited statements of cash flows for the three months ended March 31, 2011 and March 31, 2010 (predecessor entity).

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

Under the provisions of ASC 852.10, we are considered a different reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity, the financial statements of such predecessor entity are not necessarily considered comparable.

Three Months Ended March 31, 2011 compared to Predecessor Entity Three Months Ended March 31, 2010 (amounts in thousands):

		Predecessor Entity
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Statement of Operations Data
Revenue	$5,880	$5,709
Production costs	3,629	4,094
Compensation	665	453
Other selling, general, and administrative	838	695
Depreciation	429	628
Income (loss) from operations	319	(161)
Interest expense, net	(599)	(96)
Reorganization items	48	18,356
Net Income (loss)	$(232)	$18,099

Revenue.  Total revenue for the three months ended March 31, 2011 reflected an increase of $171,000, or approximately 3%, from $5.7 million in the three months ended March 31, 2010. This increase is attributable to an increase in the volume of LNG gallons sold, but offset slightly by a decrease in the average price of LNG sold. The volume of LNG gallons sold to customers was 5.9 million gallons in the three months ended March 31, 2011 compared to 5.1 million gallons in the three months ended March 31, 2010, an increase of 16%. The average price per gallon of LNG sold declined by 10% in the period ended March 31, 2011 compared to the comparable period of 2010 due primarily to a general decline in the average price of natural gas. Average natural gas prices declined approximately 27%. Virtually all of our customer contracts re-price on a monthly basis in conjunction with certain natural gas price indexes. Declines in the average price of LNG sold were partially offset by the receipt in the first quarter 2011 of certain Federal excise tax credits, and by contractual price increases.

Production Costs.  Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. Production costs in the three months ended March 31, 2011 reflected a decrease of $465,000, or 11%, as compared to the three months ended March 31, 2010. This decrease is attributable primarily to the 27% decrease in the cost of natural gas, but offset by an increase in the volume of LNG sold.

Compensation Expenses.  Compensation expense for the three months ended March 31, 2011 reflected an increase of $212,000 from the amount incurred for the three months ended March 31, 2010, which reflects non-cash stock compensation expenses of $114,000, and slightly higher employee costs and head count.

Other Selling, General, & Administrative Expenses. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. Other selling, general, and administrative expenses for the three months ended March 31, 2011 reflected an increase of approximately $143,000 from the amount incurred for the three months ended March 31, 2010, primarily related to increased professional fees.

Interest Expenses.  As of the Effective Date, the Company commenced paying interest expense on all structured debt that survived the reorganization. Prior to that date, the Company paid interest expense only on it working capital facility.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended March 31, 2011 was approximately $516,000, compared to net cash used by operating activities of $718,000 during the three months ended March 31, 2010. Cash items provided by operating activities during the three months ended March 31, 2011 were generally stronger than the comparable period of the prior year primarily as a result of an improvement in operating results due to an increase in LNG gallons sold and the margins related to such sales. One item that contributed to cash provided by operations included $427,000 of interest expense that was paid in kind, and therefore capitalized as part of our long term debt.

Effective with the second quarter of 2011, we will be required to pay interest that accrues on all of our long term debt in cash. Two operating items that consumed cash included an increase in accounts receivable, due primarily to sales growth, and a decrease in accounts payable. These two items were offset by a decrease in prepaid and other assets of $357,000. Much of the cash consumed in operations during the three months ended March 31, 2010 related to the funding of the reorganization plan and expenses. Management believes that operating activities have stabilized and that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the three months ended March 31, 2011 was $565,000, including a $500,000 restricted cash balance required by the terms of the Amendment #1 financing and repairs and modifications at the Company’s Topock LNG production facility and one of Fleet Star’s refueling facilities. The nature of the LNG Plant is such that continued annual capital investments will be required in order to maintain the plant at peak operating performance. Management estimates that such annual expenditures will continue to fall in the annual range of $500,000 to $1,000,000.

Cash flow from financing activities during the three months ended March 31, 2011 related to increases in the Company’s debt instruments, and in particular proceeds derived from Amendment #1 to the Company’s Senior Secured Credit Agreement, and the replacement of the Company’s Accounts Receivable line of credit.

Henceforth, the Company's primary sources of liquidity are expected to include cash flows from operations, existing cash and cash equivalents, and borrowings on its line of credit.  Our liquidity and results of operations will, for the foreseeable future, be affected by our operations, our level of fixed and variable indebtedness, and future payment commitments under our Amended Plan. Our cash flow will also be adversely affected commencing in April 2011 as  the Company will be required in the 2nd quarter of 2011 to start paying cash interest payments on its Senior Secured Term Loans (see below). The payments will be approximately $605,000 per quarter.

The Company currently expects that increased cash flow derived from anticipated growth in revenues over the course of the next few months will be sufficient to allow the Company to meet its interest obligations. However, there is no assurance that such growth in revenues will actually materialize or be sustainable, and therefore no assurance that the Company will have sufficient cash resources to meet these interest payment requirements.

The Company’s cash flow and liquidity may also be adversely affected by certain unscheduled maintenance and repairs to its Plant. Plant maintenance and repairs are generally scheduled and anticipated as part of the Company’s business model. However, to the extent such repairs and maintenance occur on an unscheduled basis, such expenditures can adversely affect our cash flow to the extent of the actual out-of-pocket repair costs incurred, and to the extent of lost customer revenue, and in some limited instances, through penalty features incorporated within our customer contracts. Furthermore, our margins may be affected during these brief periods if we are required to supply our customers with higher-cost LNG acquired from other sources. Unexpected and unscheduled maintenance and repair issues could result in an extended plant shutdown that could have a material adverse effect on our business operations and liquidity.

Current Debt Obligations

Senior Secured Term Loans

On the Effective Date, we entered into a Senior Secured Credit Agreement with Medley Capital as agent for Fourth Third, LLC (“Medley” or “Lender”), as lender and agent, and Castlerigg PNG Investments, LLC (“Castlerigg”) as lender. Medley and Castlerigg are also the primary shareholders of the Company, controlling over 90% of the common shares outstanding.

The Senior Secured Credit Agreement provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”). As of December 31, 2010, the Castlerigg Short Term Loan had a remaining principal balance of $75,000. This loan was retired as of March 31, 2011.

Borrowings under the Senior Secured Credit Agreement accrue interest at 10% per annum. Interest accrued on the Medley Loan and the Castlerigg Loan from the Effective Date through the first anniversary of the Effective Date were, at the Company’s option, paid-in-kind and added to the principal amount of the Senior Secured Credit Agreement on a monthly basis, in arrears. After the first anniversary of the Effective Date, the accrued interest is payable on a quarterly basis.

As of March 31, 2011 and December 31, 2010, the Company has capitalized approximately $1.7 and $1.27 million, respectively of paid in-kind interest accrued through each such date by increasing the principal amounts of the Senior Secured Credit Agreement.

Pursuant to a Guarantee and Collateral Agreement (the “Collateral Agreement”), the obligations under the Senior Secured Credit Agreement are guaranteed by all of our subsidiaries (the “Guarantors”) and are secured by a first priority security interest in substantially all of our assets and the assets of the Guarantors, now existing or hereafter acquired (excluding accounts receivable and inventory of certain of our subsidiaries - collectively, the “Accounts Receivable Line of Credit Collateral” as to which the Lender of such credit has a senior secured interest), and a second priority security interest in the Accounts Receivable Line of Credit Collateral. In addition, the Senior Secured Credit Agreement (including the Castlerigg Short Term Loan) are secured by a first priority security interest and a second priority security interest, respectively, in our existing fleet of twenty-four (24) cryogenic trailers. The obligations under the Senior Secured Credit Agreement are also secured by a pledge of the equity interests of the subsidiaries of the Company and each Guarantor, subject to certain exceptions, including exceptions for equity interests in foreign subsidiaries.

The Senior Secured Credit Agreement contains covenants that limit our ability to, among other things, incur or guarantee additional indebtedness, incur liens, pay dividends on or repurchase stock, make certain types of investments, enter into transactions with affiliates, sell assets or merge with other companies, or change lines of business.

The Senior Secured Credit Agreement also contains certain mandatory payment provisions, including the application of the proceeds from the sale of any assets, and acceleration of the debt in the event of a change in control.
The Senior Secured Credit Agreement contains a variety of events of default, which are customary for transactions of this type, including the following events:

•	failure to pay amounts due under the Senior Secured Credit Agreement;
•	a breach of any representation or warranty contained in the Senior Secured Credit Agreement or related documents;
•	failure to comply with or perform certain covenants under the Senior Secured Credit Agreement;
•	the insolvency of the Company or any of our subsidiaries;
•	a termination or default under our Intercreditor Agreement with the Lender of the Accounts Receivable Line of Credit; or
•	any change of control of our outstanding shares.

In March 2011, the Company entered into Amendment # 1 to the Senior Secured Credit Agreement and closed on additional financing in the amount of $5.0 million provided by Medley (the “Senior Secured Debt Amendment”). The $4.4 million in net proceeds from this financing will be used principally to purchase certain LNG equipment and for working capital. $0.5 million of the proceeds from the Senior Secured Debt Amendment were set aside as restricted cash to fund, if necessary, future interest payments related to the facility; also, approximately $0.1 million of this financing was used to pay the legal expenses and other direct costs of the transaction.

The Senior Secured Debt Amendment provides for a senior secured lien on all assets of the Company, other than those assets pledged under the Accounts Receivable Line of Credit. The liens granted under the Senior Secured Debt Amendment are prior to the liens that secure the original debt under the terms of the Senior Secured Credit Agreement. The provisions of the Senior Secured Debt Amendment provide for the payment of interest quarterly in arrears at the rate of 13% per annum. This amendment also modifies the interest payment terms on the Senior Secured Credit Agreement to quarterly in arrears, and amends certain covenants and conditions as follows:

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

Accounts Receivable Line of Credit

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

The terms of the FCF Facility provide for certain customary covenants and conditions, including provisions that the Company maintain a minimum net worth of $8 million, and that the Company avoids the incurrence of cumulative net losses in any three consecutive months that exceed $500,000. Upon closing of the FCF Facility, the Company paid the legal fees of FCF along with a commitment and funding fee to FCF of $27,500, a termination fee related to terminating the Greenfield line of credit of $20,000 and a broker fee of $75,000 to the broker that secured the FCF Facility. The Company also issued certain warrants to the broker as described in Note 9. As of March 31, 2011, the balance outstanding on this note was approximately $ 1,173,000.

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

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $513,000, payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum.

Outlook

Our plan of operation for the next twelve months is to pursue a growth strategy intended to take advantage of the increasing demand for alternative fuel sources, and in particular LNG and LCNG. We intend to execute on our planned growth strategy by expanding the geographic and operational scope of our business operations, establishing additional retail fueling stations, increasing our LNG storage and production capacity, and expanding our sales and marketing efforts. Based upon existing revenues and net operating margins, we believe that cash flows generated from operations, existing cash, and cash equivalents and borrowing capacity under our revolving credit facility, should be sufficient to meet the expected requirements of our operations, as presently constituted. However, in the absence of an organic increase in our business, our current resources may not be sufficient to finance our intended growth strategy or cover, among others, unexpected increases in operating expenses, or unscheduled plant maintenance and repairs. As a result, subject to certain consents that may be required under our Senior Secured Term Loans and our Shareholders Agreement, we will need to raise additional capital in the near term as we attempt to supplement our working capital, cover unanticipated expenses, invest in capital equipment, acquire increased LNG production capacity and finance the overall growth of our business. This may take the form of either debt-based financing, or the sale of equity securities, although there is no assurances that such capital can be secured. If we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for expansion.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the natural gas industry in particular), our status as a newly reorganized enterprise without a significant demonstrated operating history, the location of our primary assets and prices of natural gas on the commodities markets (which could impact the amount of financing available to us), the loss of key management and our need to obtain consents from Medley and Castlerigg under the Senior Secured Term Loans and Shareholders’ Agreement.  Further, if oil and/or natural gas prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), we may be required to cease our operations.

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

Off-Balance Sheet Arrangements

As of March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this report, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon management’s evaluation, our current Chief Executive Officer and the Principal Accounting Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our current Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations in Control Systems

Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II OTHER INFORMATION

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we issued options and warrants to purchase 137,500 shares of common stock as follows:

•
On February 1, 2011, we issued to an employee, an option to purchase 100,000 shares of common stock. The options have an exercise price of $0.58 per share and terminate ten (10) years from the date of grant. The options vest in equal quarterly installments over a period of five (5) years.

•
On February 8, 2011, we issued to an investment banking firm, a warrant to purchase 37,500 shares of common stock. These warrants were issued in consideration for services provided in connection with a revolving credit facility we secured during February 2011. The warrants have an exercise price of $1.00 per share, terminate five (5) years from the date of grant, and carry certain piggyback registration rights.

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

APPLIED NATURAL GAS FUELS, INC.

Dated: May 13, 2011	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer

APPLIED NATURAL GAS FUELS, INC.

Dated: May 13, 2011	By:	/s/ A. Bradley Gabbard
A. Bradley Gabbard
Chief Financial Officer and Principal Accounting Officer