Form 10-Q
period 2011-06-30
Applied Natural Gas Fuels, Inc.
filed 2011-08-19
CIK 1016900

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

APPLIED NATURAL GAS FUELS, INC.
(Exact name of Registrant as specified in its charter)

Nevada	000-29735	88-0350286
(State or other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes[X]    No [  ]

As of August 5, 2011, there were 20,000,000 shares of common stock of the registrant outstanding.

 APPLIED NATURAL GAS FUELS, INC.

Index to Form 10-Q

		Page No.
	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited)	2
	Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2011, Three Months Ended June 30, 2011, Three Months Ended June 30, 2010, and for the Three Months Ended March 31, 2010 (predecessor)	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011, Three Months Ended June 30, 2010, and for the Three Months Ended March 31, 2010 (predecessor)	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 4.	Controls and Procedures	26
	PART II OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	27
Signatures		28

PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Assets
Current assets
Cash and cash equivalents	$5,017	$717
Trade accounts receivable, net of allowances of $26, respectively	2,043	2,349
Prepaid expenses and other current assets	1,565	2,306
Total current assets	8,625	5,372

Property, plant, and equipment, net	25,384	24,693
Deposits and other long term assets, net	220	15
Restricted cash	500	—
Total assets	$34,729	$30,080

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$1,776	$2,327
Line of credit	1,088	837
Current portion of long term debt	117	239
Total current liabilities	2,981	3,403

Long-term debt
Long-term debt	22,717	17,447
Total long-term debt	22,717	17,447

Total liabilities	25,698	20,850

Stockholders’ equity
Preferred stock, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2011 and December 31, 2010	—	—
Common stock, $.001 par value, 45,000,000 shares authorized, 20,000,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010	20	20
Additional paid-in capital	12,345	12,025
Accumulated deficit	(3,334)	(2,815)
Total stockholders’ equity	9,031	9,230
Total Liabilities and Stockholders’ Equity	$34,729	$30,080

See accompanying notes to unaudited condensed consolidated financial statements.

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Successor Entity			Predecessor Entity
	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Three Months Ended March 31, 2010

Revenue	$12,283	$6,403	$4,342	$5,709

Operating expenses
Production costs	7,510	3,881	2,991	4,094
Compensation	1,395	730	1,336	453
Other selling, general, and administrative	1,798	960	1,093	695
Depreciation	866	437	426	628

Income (loss) from operations	714	395	(1,504)	(161)

Interest expense	(1,281)	(682)	(474)	(96)

Loss before reorganization items	(567)	(287)	(1,978)	(257)

Reorganization items:
Gains on debt restructuring	48	―	―	19,666
Administrative income (expenses)	―	―	68	(1,310)
Total reorganization items	48	―	68	18,356

Net income (loss)	$(519)	$(287)	$(1,910)	$18,099

Income (loss) per share -basic and diluted	$(.03)	$(.01)	$(.10)	$1.79

Weighted average number of common shares outstanding - basic and diluted	20,000,000	20,000,000	20,000,000	10,084,738

See accompanying notes to unaudited condensed consolidated financial statements.

APPLIED NATURAL GAS FUELS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In thousands)

	Successor Entity				Predecessor Entity
	Six Months Ended June 30, 2011		Three Months Ended June 30, 2010		Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income (loss)		$(519)		$(1,910)	$18,099
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on debt restructuring		(48)		(140)	(19,666)
Interest paid by increase in debt		399		421	―
Depreciation		866		426	628
Non-cash stock expense		230		604	―
Amortization of debt discounts and deferred finance costs		43		―	―
Decrease (increase) in:
Trade accounts receivable		306		(378)	138
Prepaid expenses and other current assets		501		867	257
Accounts payable and accrued expenses		(469)		339	(174)
Net cash provided by (used in) operating activities		1,309		229	(718)

Net cash used in reorganization activities		―		―	(1,573)

Cash flows from investing activities:
Purchases of equipment		(1,557)		(433)	(19)
Restricted cash by terms of debt issuance		(500)		―	―
Net cash used in investing activities		(2,057)		(433)	(19)

Cash flows from financing activities:
Repayment of notes		(203)		(79)	(97)
Proceeds from debt issuance		5,000		―	350
Net changes in Line of Credit		251		377	(392)
Proceeds from the sale of stock		―		―	2,575
Net cash provided by financing activities		5,048		298	2,436

Net increase in cash		4,300		94	126
Beginning of period		717		527	401
End of period		$5,017		$621	$527

Supplemental cash flow disclosures:
Cash paid for interest		$638		$52	$96
Cash paid for taxes	$	―	$	―	$ ―

Non cash investing and financing activities:
Debt issued to settle liabilities subject to compromise	$	―	$	―	$15,300
Options issued in settlement of liabilities		86		86	―
Debt issued to settle notes and other current liabilities	$	―	$	―	$930
Stock issued in settlement of liabilities subject to compromise	$	―	$	―	$7,041
Par value of common stock issued in reorganization	$	―	$	―	$20
See accompanying notes to unaudited condensed consolidated financial statements.

Applied Natural Gas Fuels, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

On June 30, 2008, the Company entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc., and Arizona LNG, LLC (the “LNG Acquisition”) (see Note 5). With this acquisition, the Company changed its primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. As a result of the acquisition, the Company acquired a liquefied natural gas production facility in Topock, Arizona along with its related sales and distribution businesses.

On September 9, 2009, the Company entered voluntary reorganization under Chapter 11 (see Note 2). Accordingly, the Company has applied the provisions of Accounting Standards Codification (ASC) 852, Reorganizations, in preparing the consolidated financial statements subsequent to the bankruptcy filing date (see Note 2).

As discussed in more detail below in Note 2—”Voluntary Reorganization Under Chapter 11,” the Company emerged from the Chapter 11 proceedings on March 24, 2010 and adopted Fresh Start reporting effective March 31, 2010. Under the provisions of ASC 852, the Company is considered a new reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity, the financial statements of such entity are not necessarily considered comparable.

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts and transactions of the Company, including those of the Company’s subsidiaries. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America and by the Securities and Exchange Commission’s rules and regulations for reporting interim financial statements and footnotes. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany balances and transactions have been eliminated in the Condensed Consolidated Financial Statements. Operating results for the six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. These financial statements should be read in conjunction with the financial statements and related notes contained in the Company’s Form 10-K for the period ended December 31, 2010. Certain immaterial reclassifications have been made to the prior period’s financial statements to conform to the current year presentation.

NOTE 2 — VOLUNTARY REORGANIZATION UNDER CHAPTER 11

During 2009, the Company completed a comprehensive evaluation of its strategic and financial options and concluded that voluntarily filing for bankruptcy protection under Chapter 11 was necessary in order to (i) mitigate the impact of certain onerous debt instruments and contractual obligations assumed as part of the LNG Acquisition; and (ii) restructure its balance sheet to enable the Company to sustain its operations as a going concern. On

September 9, 2009, the Company and its subsidiaries filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”, “Chapter 11”), in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”) (Case No. 09-13162).

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

In conjunction with the Amended Plan, the Company’s capital structure as of March 31, 2010 consisted of the following:

1.
$15.65 million in Senior Secured Term Loans, bearing an interest rate of 10% with a maturity date on the fourth anniversary following the Effective Date. These loans are secured by first lien rights on all assets except for accounts receivable (see Note 6).

2.
A $0.25 million Senior Secured Short-Term Loan, bearing an interest rate of 10%, and payable in ten equal monthly payments of $25,000 commencing with the Effective Date. This loan was retired as of March 31, 2011 (see Note 6).

3.
A $2 million working capital Line of Credit (“Line of Credit”) that was scheduled to mature on April 1, 2011. This facility was secured by accounts receivable, and was replaced in February 2011 (see Note 6).

4.	Common Stock — 20,000,000 newly issued shares of new Common Stock (“New ANGF Common Stock”).

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, the Company adopted the Fresh Start reporting provisions of ASC 852, with respect to its financial reports, which requires the Company to restate its assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by the Company in conjunction therewith

Under the provisions of ASC 852, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the Effective Date. Due to the proximity of the Effective Date to the end of the Company’s first quarter of 2010, and the relative immateriality of operations during the intervening period, the Company applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments, gains and losses are reflected in the Company’s financial statement on and after March 31, 2010.

Under the provisions of ASC 852, the Company is considered a new reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity, the financial statements of such entity are not necessarily considered comparable.

NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows include the accounts of ANGF, New ELNG, and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Adoption of ASC 852, Reorganizations– Effective March 31, 2010, the Company adopted the Fresh Start reporting provisions of ASC 852.

Fair Market Value of Financial Instruments— Estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other liabilities approximate their carrying amounts in the financial statements. The Company’s financial instruments include trading securities and notes payable. The carrying value of notes payable approximates market value because the borrowing rate is similar to other financial instruments with similar terms, except as proscribed under ASC 852. The trading securities are carried at fair value with changes in fair value recognized in earnings each period. Valuations are based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

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

Accounts Receivable — Accounts receivable are recorded at net realizable value, which includes an allowance for estimated uncollectable accounts to reflect any loss anticipated on the collection of accounts receivable balances. The Company uses the allowance method of accounting for doubtful accounts. The year-end balance is based on historical collections and management’s review of the current status of existing receivables, and estimates as to their collectability. We calculate the allowance based on our history of write-offs, level of past due accounts, and economic status of the customers.

Property, Plant, and Equipment — Other than as discussed in the immediately preceding paragraph, property, plant and equipment are carried at cost. Depreciation of property, plant, and equipment is provided using the straight-line method at rates based on the estimated useful lives. The cost of asset additions and improvements that extend the useful lives of property, plant, and equipment and exceed monetary thresholds are capitalized. Routine maintenance and repairs items are charged to current operations. The original cost and accumulated depreciation of asset dispositions are removed from the accounts and any gain or loss is reflected in the statement of operations in the period of disposition. As of March 31, 2010, in conjunction with the application of Fresh Start reporting, all accumulated depreciation and allowance for impairments were netted against the carrying cost of property. Prospective depreciation provisions are based upon the new carrying value of property in accordance with the depreciation policies (see Note 5).

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

Revenue — Revenues are derived primarily from the sale of liquefied natural gas, which is sold to end users and is recognized based on actual volumes of LNG sold. Revenue is recognized in accordance with ASC 605, when persuasive evidence of an arrangement exists, the price is fixed or determinable; collectability is probable, delivery of a product has occurred, and title and risk of loss has transferred or services have been rendered. Revenues include shipping and handling costs billed to the customers.

From time to time, we derive a material portion of our revenues from one or more significant customers. Less than 10% of our annual sales are derived from customers in Mexico (see Note 10).

Volumetric Excise Tax Credits (“VETC”) — The Company records its VETC as revenue in its consolidated statements of operations as the credits are fully refundable and do not need to offset income tax liabilities to be received. VETC revenues for the six months and three months ended June 30, 2011, three months ended June 30, 2010 and March 31, 2010 (predecessor) were $609,000, $351,000, $0, and $0, respectively. The legislation providing for VETC was reinstated in the fourth quarter of 2010, made retroactive to January 1, 2010 and extended to December 31, 2011.

Production Cost — Production costs consists primarily of raw materials and other direct production costs incurred to produce and deliver LNG. Shipping and handling costs are included as a component of production costs in our consolidated statements of operations because we include in revenue the related costs that we bill our customers.

Income Taxes — The Company files consolidated federal tax returns. Income taxes are allocated to each member in the consolidated group based on the taxable temporary differences of each member using the asset and liability method of accounting. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization. As of December 31, 2010 and June 30, 2011, all deferred tax assets are fully reserved.

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

Significant Concentrations — Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable, as the majority of our customers are either government or other credit-worthy entities. We maintain reserves for potential credit losses, but historically have not experienced any significant losses related to any particular geographic area (see Note 10).

Reclassifications — Certain prior year reported amounts have been reclassified to conform with period ending June 30, 2011 presentation.

NOTE 4 — PREPAIDS AND OTHER CURRENT ASSETS

Prepaids and other current assets consist of the following (in thousands):

Description	June 30, 2011	December 31, 2010
Prepaid expenses	$740	$908
VETC receivable	353	1,213
Deposits	382	109
Inventory	69	54
Other current assets	21	22
Total prepaid expenses and other current assets	$1,565	$2,306

NOTE 5 — PROPERTY, PLANT, AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, property, plant, and equipment consisted principally of the assets related to the LNG business acquired in the LNG Acquisition (see Note 1) (in thousands):

Description	June 30, 2011	December 31, 2010
LNG production facilities	$26,465	$25,971
Fixtures and equipment	1,056	6
Office equipment, CIP	11	―
Total cost	27,532	25,977
Accumulated depreciation and valuation	(2,148)	(1,284)
Net property, plant, and equipment	$25,384	$24,693

Depreciation expense for the six months and three months ended June 30, 2011, three months ended June 30, 2010 and March 31, 2010 (predecessor) is $866,000, $437,000, $426,000, and $628,000, respectively.

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

The Company’s accounting policy is to record depreciation on a straight-line basis over the estimated useful lives of the various assets as follows:

Furniture and fixtures	5-7 Years
Machinery and equipment	5-10 Years
LNG production facilities	15 Years

NOTE 6 — NOTES PAYABLE, CONVERTIBLE DEBTSANDLINE OF CREDIT

The following table summarizes the debts of the Company as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Senior Secured Credit Agreement	$17,349	$16,995
Senior Secured Debt Amendment	5,000	—
Accounts receivable line of credit	1,088	837
Other	485	691
Long-term debt	23,922	18,523
Current portion of long-term debt	(1,205)	(1,076)
Non-current portion	$22,717	$17,447

Senior Secured Term Loans

On the Effective Date, we entered into a Senior Secured Credit Agreement with Medley Capital as agent for Fourth Third, LLC (“Medley” or “Lender”), as lender and agent, and Castlerigg PNG Investments, LLC (“Castlerigg”) as lender. Medley and Castlerigg are also the primary shareholders of the Company, controlling over 90% of the common shares outstanding.

The Senior Secured Credit Agreement provides for a senior secured term loan facility in the principal amount of $15.9 million, consisting of a $10.0 million four year senior secured term loan from Medley (the “Medley Loan”), a $5.65 million four year senior secured term loan from Castlerigg (the “Castlerigg Loan”), and a $250,000 ten month senior secured loan from Castlerigg (the “Castlerigg Short Term Loan”). As of December 31, 2010, the Castlerigg Short Term Loan had a remaining principal balance of $75,000. This loan was retired as of March 31, 2011 (see Note 2).

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

As of June 30, 2011 and December 31, 2010, the Company has capitalized approximately $1.7 and $1.27 million, respectively of paid–in-kind interest accrued through each such date by increasing the principal amounts of the Senior Secured Credit Agreement. In March 2011, the amount of paid in-kind interest was applied to the Senior Secured Credit Agreement, which increased the Castlerigg Loan to $6,250,000 and Medley to $11,099,000. The Company paid interest in July 2011 of $596,000.

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

In March 2011, the Company entered into Amendment # 1 to the Senior Secured Credit Agreement and closed on additional financing in the amount of $5.0 million provided by Medley (the “Senior Secured Debt Amendment”). The $4.4 million in net proceeds from this financing will be used principally to purchase certain LNG equipment and for working capital. $0.5 million of the proceeds from the Senior Secured Debt Amendment were set aside as restricted cash to fund, if necessary, future interest payments related to the facility; also, approximately $0.1 million of this financing was used to pay the legal expenses and other direct costs of the transaction and is being amortized over the term of the Senior Secured Debt Amendment. As of June 30, 2011, the balance outstanding on the Senior Secured Debt Amendment was $5.0 million.

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

Accounts Receivable Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Line of Credit”) effective as of April 1, 2010. The Greenfield Note was a revolving credit facility in the principal amount of up to $2,000,000 which accrued interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at December 31, 2010), and included provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. The Greenfield Note was secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note was scheduled to mature on the earlier of demand or April 1, 2011, and was subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date (see note 2).

In February 2011, the Company terminated the Line of Credit and replaced it with a revolving credit facility provided by First Community Financial (“FCF”) pursuant to an Accounts Receivable Security Agreement dated February 8, 2011, and certain related agreements (collectively the “FCF Facility”). The FCF Facility provides up to $2.5 million of financing secured by a first lien on the Company’s accounts receivable and certain related assets, and matures on February 8, 2013, but subject to automatic extension in the event that neither party provides written notice of termination at least 30 days prior to February 13, 2013. The FCF Facility bears interest at the annualized rate of prime plus 4.75%, subject to an interest rate floor of 8%, and a monthly interest rate minimum of $8,750, and payable monthly in arrears. The Company may request advances from time to time of up to 85% of eligible accounts receivable as defined by the terms of the FCF Facility.

The terms of the FCF Facility provide for certain customary covenants and conditions, including provisions that the Company maintain a minimum net worth of $8 million, and that the Company avoids the incurrence of cumulative net losses in any three consecutive months that exceed $500,000. Upon closing of the FCF Facility, the Company paid the legal fees of FCF along with a commitment and funding fee to FCF of $27,500, a termination fee related to terminating the Greenfield line of credit of $20,000, and a broker fee of $75,000, a fee related to the broker securing the FCF Facility. The Company also issued certain warrants to the broker (see Note 8). Costs associated with acquiring the FCF Facility are amortized over the term of the FCF Facility. As of June 30, 2011, the balance outstanding on this note was approximately $1.088 million.

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

Other Long-Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $513,000 payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum.  As of June 30, 2011, the balance outstanding on the other long-term liabilities was approximately $485,000.

Maturities of Long-Term Debts

The following table sets forth our future long-term debt payment obligations as of June 30, 2011 (in thousands):

Period ending June 30:

2012	$1,205
2013	126
2014	134
2015	22,457
Total future payments	$23,922

NOTE 7 — INCOME TAXES

Income Tax Expense:

The Company’s effective tax rate was zero for the quarter ended June 30, 2011. The Company paid no income taxes during the year ended December 31, 2010 and does not anticipate that it will pay any income taxes for the year ended December 31, 2011 due to anticipated net operating losses.

Deferred Tax Assets:

Realization of the deferred tax assets is dependent on future earnings, if any, the timing and amount of which is uncertain. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets as of June 30, 2011 and December 31, 2010 has been established to reflect these uncertainties.

During the three months ended March 31, 2010 and as a result of confirmation of the Amended Plan (see Note 2), the Company realized income from the settlement of liabilities subject to compromise in the amount of $19.7 million. The Internal Revenue Code of 1986, as amended, provides that a debtor in a bankruptcy case may exclude such income from taxable income, but must reduce certain of its tax attributes, including operating loss carry forwards. As of January 1, 2011, the Company eliminated all net operating losses of approximately $16.3 million including applicable valuation allowances. The Company will also reduce its tax basis in fixed assets by $3.4 million.

Change in Control:

As of the Effective Date, the Company experienced a change in ownership, as defined by the Internal Revenue Service Code Section 382. As a result, the annual usage of beneficial tax attributes that were generated prior to the change in ownership, if any, could be substantially limited.

Uncertain Income Tax Positions:

The Company adopted ASC 740 Accounting for Uncertainty in Income Taxes. The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as other general and administrative expense. The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate during 2010 or the six months ended June 30, 2011 and three months ended June 30, 2011.

NOTE 8 — STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants and Option Activity

The following table summarizes common stock purchase warrants and stock option activity for the six months ended June 30, 2011:

Shares
Stock options and warrants outstanding at December 31, 2010	3,522,342
Stock options and warrants granted	430,843
Exercised	—
Forfeited/ expired/ cancelled	(50,000)
Stock options and warrants outstanding at June 30, 2011	3,903,185

The weighted average exercise price of common stock purchase options granted during the period range from $0.58 to $1.00 per share. As of June 30, 2011, total vested options were 3,172,183. Pursuant to his employment agreement, Mr. Hacioglu also earned an additional 218,343 stock options as a result of the 2010 operating performance of the Company. As of June 30, 2011, these options were earned. These options have been included in the above presentation. The options vest immediately upon issuance, have a ten (10) year term, and include a strike price of

$0.58 per share. These options have been valued at $82,025, all of which was included in Stock-based compensation expense during the six months ended June 30, 2011.

Inclusive in stock options and warrants granted are 37,500 stock purchase warrants granted to the investment banking firm that assisted in the arrangement of the FCF Facility. The values of these warrants are estimated at $8,000, are included in capitalized loan costs, and are being amortized as interest expense over the life of the loan (see Note 6).

Pursuant to Edward McKenna, Jr.’s employment agreement, as of July 5, 2011, the Company issued 200,000 stock options.

Stock-based Compensation Expense

Using the “Valuation Assumptions” discussed in the following section, the Company has estimated the value of stock options granted during the three months ended June 30, 2011 to be approximately $110,224. The value of these options is being amortized to Stock-Based Compensation Expense over the vesting periods applicable to each option grant. Total Stock-Based Compensation Expense recorded during the six and three months ended June 30, 2011, three months ended June 30, 2010, and three months ended March 31, 2010 (predecessor) was $230,000, $116,000, $604,000, and $0, respectively.

Valuation Assumptions

We calculated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for stock options granted since the Effective Date through June 30, 2011:

Valuation Assumptions
Risk- free rates	3.050%
Expected lives (in years)	10
Dividend yield	―
Expected volatility	76%

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Litigation

In conjunction with the voluntary reorganization under Chapter 11, all litigation against the Company was stayed and, as of the Effective Date, all litigation was settled according to the terms of the Amended Plan.

Other Matters.

Although we were not a party to any material legal proceedings as of June 30, 2011, from time to time, we may become involved in a variety of claims, suits, investigations, proceedings, and legal actions arising in the ordinary course of our business. Although the ultimate outcome of these matters, if and when they arise, cannot be accurately predicted due to the inherent uncertainty of litigation, in the opinion of management, based upon current information, no currently pending or overtly threatened claim is expected to have a material adverse effect on our business, financial condition, or results of operations. However, even if we are successful on the merits, any pending or future lawsuits, claims or proceedings could be time-consuming and expensive to defend or settle and could result in the diversion of significant management time and operational resources, which could materially and adversely affect us. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows.

Environmental Matters

The Company is subject to federal, state, local, and foreign environmental laws and regulations. The Company does not anticipate any expenditure to comply with such laws and regulations, which would have a material impact on the Company’s consolidated financial position, results of operations, or liquidity. The Company believes that its operations comply, in all material respects, with applicable federal, state, local, and foreign environmental laws and regulations.

Other Long Term Commitments and Contingencies

In conjunction with the Amended Plan, the Company has a contingent obligation to fund an additional $450,000 to the fund established for the benefit of certain Unsecured Creditors (the “Creditors Fund”) on December 31, 2011 in the event that certain excise tax refunds are not collected and remitted to the Creditors Fund prior to such date. The obligation is limited to $450,000 less the actual amount of excise tax refunds collected and remitted to the Creditors Fund. As of June 30, 2011, the contingent obligation had been reduced to $391,000 via the collection of part of the expected excise tax refunds. The Company does not anticipate that it will be required to fund from its own working capital any material amount of this contingent obligation.

NOTE 10 — CUSTOMER AND SUPPLIER CONCENTRATIONS

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

Major Customers

The following table presents the contribution to sales by the Company’s largest customers as shown in the respective periods:

	Successor Entity			Predecessor Entity
Customer	Six Months Ended June 30, 2011	Three Months Ended June 30, 2011	Three Months Ended June, 30, 2010	Three Months Ended March 31, 2010
Waste Management, Inc.	26.3%	26.9%	15.9%	21.3%
Orange County Transportation Authority	14.6%	15.2%	16.5%	15.5%

All other customers individually contribute less than 10% of total sales.

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

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

Company Overview

On June 30, 2008, we entered into the business of the production, distribution and sale of liquefied natural gas (“LNG”) by completing the acquisition of New Earth LNG, LLC, a Delaware limited liability company (“New ELNG”), and its operating subsidiaries, including Applied LNG Technologies, LLC, Fleet Star, Inc., and Arizona LNG, LLC (the “LNG Acquisition”). Following the LNG Acquisition, we changed our primary business focus to liquefied natural gas production and distribution and became a provider of LNG to transportation, industrial, and municipal markets in the western United States and portions of Mexico. We offer turnkey fuel solutions to our customers, including delivery of clean LNG fuel (up to 99% methane gas), equipment storage, fuel dispensing equipment, and fuel loading facilities. We are one of the two primary vehicle-grade LNG producers in the United States.

One of the principal assets we acquired in the LNG Acquisition was a liquefied natural gas production facility in Topock, Arizona (the “Plant”), along with its related sales and distribution businesses. The Plant processes pipeline quality natural gas through various purification applications (to a purity of up to 99% methane gas), and through refrigeration cycles that cool the gas to a temperature of approximately -260 degrees F, at which point the natural gas product condenses to a liquid. After processing, LNG is stored in above ground cryogenic storage tanks at the Plant, until shipped via tractor-trailers to customer sites, where it is also stored in above ground storage tanks until transferred directly to vehicles. In its liquid state, LNG occupies approximately 1/600th of the volume of natural gas and is easily stored and transported. We believe that our Plant is one of the few operating natural gas production facilities in the western United States with capacity sufficient to service retail, wholesale and industrial end users. As it would take an extended period and require substantial capital expenditures to develop a similar production facility, and to develop the experienced staff required to provide a turn-key solution to potential LNG customers, we believe the barrier to entry is high in our business.

At some customer sites, we also offer a pure form of compressed natural gas (“CNG”). CNG is normally produced by compressing pipeline quality natural gas to a density that is approximately 40% of LNG’s. We produce CNG at certain sites by vaporizing LNG at high pressures, and typically refer to this product as LCNG. As LCNG, it remains in a gaseous state, and is stored in high pressure tanks, usually at operating pressures of 4,000 to 5,000 psi, to be eventually dispensed into vehicles in gaseous form. We utilize this process at our retail fueling stations, and at certain customer owned refueling sites. The Company also provides LNG and LCNG storage, fueling and delivery systems, and executes turnkey fuel solutions that include equipment leasing, station installations, safety and training, temporary fueling stations, and LNG and CNG consulting services. We also operate public LNG fueling stations from which we sell LNG and LCNG at retail to the public. The stations are located near a popular airport in Southern California and a high-traffic corridor in Southern California.

We purchase pipeline quality natural gas from one main supplier, who transports the natural gas to the plant site via a pipeline immediately adjacent to the Plant. The Plant has an annual production capacity of 35.6 million gallons of LNG, with a maximum production capacity of 100,000 gallons of vehicle grade LNG per day (approximately 60,000 gallons per day of diesel gallon equivalent). In addition, we own a fleet of 24 specialty cryogenic tank trailers, which are used to transport LNG from the plant site to customer sites. Although we produce LNG at our Plant in Arizona, we also purchase, from time to time, other LNG supplies from third parties, typically on spot contracts. In addition to the Plant and 24 cryogenic tank trailers, we recently acquired five (5) tractor-trailers as we are expanding our LNG delivery services.

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

Our sales are based on supply contracts that are normally on a commodity “index-plus” basis, although we also occasionally may enter into fixed-price contracts. The “index-plus” contracts typically contain contract pricing provisions that reset periodically (typically each month) according to the applicable natural gas monthly pricing index. While revenues per Gasoline Gallon Equivalent (“GGE”) may fluctuate based on the price of natural gas, our gross profit / per GGE for any given customer contract remains generally stable over the life of the contract.

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

Voluntary Reorganization under Chapter 11

Following the June 30, 2008 LNG Acquisition, our liquidity, and results of operations were adversely affected by, among other things, the loss of a major customer, continuing losses from pre-existing customer relationships and the substantial indebtedness assumed as part of the LNG Acquisition. In the LNG Acquisition, we also inherited certain predecessor litigation claims, as well as certain non-economic contracts, which collectively created an insurmountable barrier to our restructuring efforts. For these and other reasons, on September 9, 2009 (the “Petition Date”), we voluntarily filed petitions (including each of our subsidiaries) for relief under Chapter 11 of the Federal Bankruptcy Code  (the “Bankruptcy Code”, “Chapter 11”) in the United States Bankruptcy Court, District of Delaware (the “Bankruptcy Court”), which cases were jointly administered (Case No. 09-13162). From the Petition Date until our emergence from bankruptcy, we operated our business as debtors-in-possession in accordance with the Bankruptcy Code.

On March 12, 2010, the Bankruptcy Court entered an order confirming our First Amended Joint Plan of Reorganization (the “Amended Plan”) and on March 24, 2010 (the “Effective Date”), we successfully closed on a series of restructuring transactions contemplated by the Amended Plan, and we emerged from Chapter 11 bankruptcy proceedings.

On the Effective Date, and in complete satisfaction of all pre-petition claims: (i) Medley Capital, as agent for Fourth Third, LLC (“Medley”), the holder of approximately $37.5 million of pre-petition senior secured indebtedness, received $5.5 million in cash, a new $9.8 million senior secured four-year term note accruing interest at 10% per annum (adjusted at the effective date to $10.0 million to include legal fees advanced by Medley), and 13,200,000 shares of common stock representing approximately 66% of the common stock of the newly reorganized Company; (ii) Castlerigg PNG Investments, LLC (“Castlerigg”), the holder of approximately $3.2 million of unsecured convertible debt, and the former beneficial owner of approximately sixty (60%) percent of our pre-petition shares, provided $8.325 million to fund the implementation of the Amended Plan (inclusive of $250,000 advanced prior to confirmation), in return for which it received a $5.5 million  senior secured four year term note accruing interest at 10% per annum (adjusted at the effective date to $5.65 million to include legal fees advanced by Castlerigg), a $250,000 senior secured short-term note (also included within our Senior Secured Term Loans), and 5,300,000 shares of common stock representing approximately 26.5% of the common stock of the newly reorganized Company; (iii) the holder of a senior secured note of the Company received approximately $72,000 in cash; (iv) former litigants who asserted contract claims against us received certain allowable claims as unsecured creditors and the return of certain equipment which was the subject matter of the litigation; and (v) the holders of approximately $7 million of pre-petition unsecured indebtedness received a pro rata share of a $750,000 Creditors Fund (based on the percentage of each individual creditor’s allowed general unsecured claim to the total amount of all unsecured allowable claims), a potential recovery of an excise tax refund of up to $450,000 and 1,500,000 shares of stock representing approximately 7.5% of the common stock of the newly reorganized Company.

All of our existing equity was eliminated on the Effective Date, including all options, warrants and other convertible securities that were linked to our existing equity. Further, on the Effective Date, we changed our name to Applied Natural Gas Fuels, Inc.

Results of Operations—Applied Natural Gas Fuels, Inc.

The accompanying financial statements include unaudited consolidated balance sheets as of June 30, 2011 and December 31, 2010, unaudited consolidated statements of operations for the six and three months ended June 30, 2011, three months ended June 30, 2010, and three months ended March 31, 2010 (predecessor entity). The accompanying financial statements also include unaudited statements of cash flows for the six months ended June 30, 2011, three months ended June 30, 2010 and March 31, 2010 (predecessor entity).

Accounting for Consummation of the Amended Plan

In connection with the consummation of the Amended Plan, we adopted the Fresh Start reporting provisions of ASC 852, with respect to our financial reports, which require us to restate our assets and liabilities to their fair values based upon the provisions of the Amended Plan and/or other valuation data secured by us in conjunction therewith. Under the provisions of ASC 852, Fresh Start reporting is not applied until all material conditions of the reorganization plan are satisfied. All material conditions of the Amended Plan were satisfied on the Effective Date. Due to the proximity of the Effective Date to the end of our 1st quarter of 2010, and the relative immateriality of operations during the intervening period, we applied Fresh Start reporting effective as of March 31, 2010. All Fresh Start adjustments and reorganization adjustments and gains and losses are reflected in our financial statements as of and for the quarter ended as of March 31, 2010.

In connection with the Amended Plan, we engaged a valuation firm to provide management with an estimate of the fair market value of our assets. This report was used as the basis for adjusting the carrying values of our property, plant, and equipment as of December 31, 2009 (see Note 5). Other Fresh Start adjustments were made effective as of March 31, 2010 (see Note 2).

Under the provisions of ASC 852, we are considered a different reporting entity effective on and after application of Fresh Start reporting. As such, references in the financial statements to the “predecessor entity” refer to the Company prior to March 31, 2010. Due to the different basis of accounting utilized by the predecessor entity, the financial statements of such predecessor entity are not necessarily considered comparable.

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010 (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Statement of operations data
Revenue	$6,403	$4,342
Production costs	3,881	2,991
Compensation	730	1,336
Other selling, general, and administrative	960	1,093
Depreciation	437	426
Income (loss) from operations	395	(1,504)
Interest expense, net	(682)	(474)
Reorganization items	—	(68)
Net income (loss)	$(287)	$(1,910)

Revenue.  Revenue was $6,403,000 for the three months ended June 30, 2011, as compared to $4,342,000 for the three months ended June 30, 2010, an increase of $2.061 million or 47%. This increase is attributable to an increase in the volume of LNG gallons sold and an increase in the average price of LNG sold. The volume of LNG gallons sold to customers was 6.1 million gallons for the three months ended June 30, 2011, as compared to 4.8 million gallons for the three months ended June 30, 2010, an increase of 27%. The average price per gallon of LNG sold also increased by 13% in the period ended June 30, 2011, compared to the comparable period of 2010, due primarily to a general increase in the average price of natural gas. Virtually all of our customer contracts re-price on a monthly basis in conjunction with certain natural gas price indices.

Production costs.  Production costs were $3,881,000 for the three months ended June 30, 2011, as compared to $2,991,000 for the three months ended June 30, 2010, an increase of $890,000, or 30%. Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. This increase is attributable primarily to the 27% volume increase in LNG sold and the 7% increase in the cost of natural gas.

Compensation expenses.  Compensation expenses were $730,000 for the three months ended June 30, 2011, as compared to $1,336,000 for the three months ended June 30, 2010, a decrease of $606,000. This was primarily attributable to a decrease of $481,000 from non-cash compensation expense, as well as a reduction of employee costs and head count during the three months ended June 30, 2011.

Other selling, general, & administrative expenses. Other selling, general, and administrative expenses were $960,000 for the three months ended June 30, 2011, as compared to $1,093,000 for the three months ended June 30, 2010, a decrease of $133,000. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. The decrease was primarily related to a reduction of professional services, insurance, and field operations expense, which was partially offset by approximately $150,000 of one–time unscheduled repair and maintenance costs associated with the replacement of a turbine used in the production process.

Interest expense.  Interest expense was $682,000 for the three months ended June 30, 2011, as compared to $474,000 for the three months ended June 30, 2010, an increase of $208,000. The resulting increase in interest expense was primarily attributable to an increase in our outstanding indebtedness as during the three months ended March 31, 2011, the Company entered into our Senior Secured Debt Amendment, which increased debt by $5,000,000 and increased interest expense by $164,000. Furthermore, the Company added the paid–in–kind interest to the principal of the Senior Secured Term Loans, which increased the primary debt to Medley and Castlerigg to $11 million and $6 million, respectively. The Company accrued interest of $596,000 for Medley and Castlerigg, which was paid in July 2011. The Company also recorded $31,000 in amortized loan costs and $54,000 of interest expense from our accounts receivable facility.

Net Income (loss).  Net loss was $287,000 for the three months ended June 30, 2011, as compared to $1,910,000 during the three months ended June 30, 2010, a decrease of $1,623,000. Our results during the period were affected by, among others, a combination of non-cash items consisting of depreciation of $437,000, loan cost amortization of $31,000, non-cash stock expense of $116,000 and charges incurred as a result of a temporary plant shutdown, which were also accompanied by margin compression as higher cost LNG was provided to customers from third parties during the temporary plant shut-down.

Six Months Ended June 30, 2011 compared to Pro-Forma summation of Three months ending June 30, 2010 and Predecessor Entity Three Months ended March 31, 2010 (in thousands):

	Six Months Ended June 30, 2011	“Pro-Forma” Six Months Ended June 30, 2010
Statement of operations data
Revenue	$12,283	$10,051
Production costs	7,510	7,085
Compensation	1,395	1,789
Other selling, general, and administrative	1,798	1,788
Depreciation	866	1,054
Income (loss) from operations	714	(1,665)
Interest expense, net	1,281	570
Reorganization items	48	18,424
Net income (loss)	$(519)	$16,189

Revenue.  Revenue was $12,283,000 for the six months ended June 30, 2011, as compared to $10,051,000 for the six months ended June 30, 2010, an increase of $2.232 million, or 22%. The increase is attributable to an increase in the volume of LNG gallons sold and an increase in the average price of LNG sold. The volume of LNG gallons sold to customers was 12 million gallons for the six months ended June 30, 2011, as compared to 10 million gallons in the six months ended June 30, 2010, an increase of 20%. The average price per gallon of LNG sold increased by 1% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Virtually all of our customer contracts re-price on a monthly basis in conjunction with certain natural gas price indices.

Production costs.  Production costs were $7,510,000 for the six months ended June 30, 2011, as compared to $7,085,000 for the six months ended June 30, 2010, an increase of $425,000, or 6%. Production costs include the cost of natural gas, transportation charges, purchasing and receiving costs, and terminal fees for storage and loading. Production costs exclude depreciation, amortization, and compensation related to the production of LNG. The increase in production costs is  primarily due to higher freight and natural gas costs resulting from the increased LNG volume sold, partially offset by a 13% decrease in the cost of natural gas.

Compensation Expenses.  Compensation expenses were $1,395,000 for the six months ended June 30, 2011, as compared to $1,789,000 for the six months ended June 30, 2010, a decrease of $394,000. The decrease was primarily attributable to a reduction of non-cash stock compensation of $369,000, as well as a reduction of employee costs and head count.

Other Selling, General, & Administrative Expenses. Other selling, general, and administrative expenses were $1,798,000 for the six months ended June 30, 2011, as compared to $1,788,000 for the six months ended June 30, 2010, a decrease of $10,000. Other selling, general, and administrative expenses include repairs and maintenance, field operating expenses, office expenses, insurance, professional services, travel expenses, and other miscellaneous expenses. The decrease was attributable to a reduction in legal fees, plant operations, and travel which was partially offset by approximately $150,000 of one–time unscheduled repair and maintenance costs associated with the replacement of a turbine used in the production process.

Interest expense.  Interest expense was $1,281,000 for the six months ended June 30, 2011, as compared to $570,000 for the six months ended June 30, 2010, an increase of $711,000. Interest expense as of June 30, 2011 was primarily comprised of approximately $552,000 of paid-in-kind interest which was added to the principal of the Senior Secured Term Loans and $596,000 of interest which was paid in July 2011. The company also paid interest of approximately $132,000 interest on our accounts receivable facility and other long-term notes which comprise priority tax payment installments. Interest expense increased during the six months ended June 30, 2011, as we entered into our Senior Secured Debt Amendment of $5,000,000

Net Income (loss).  Net loss was $519,000 for the six months ended June 30, 2011, as compared to income of $16,189,000, for the six months ended June 30, 2010, a decrease of $16,708,000. Our results of operation for the six-months ended June 30, 2010, however, included a one-time gain on debt restructuring of $19,666,000 which was offset by $1,310,000 of restructuring administrative expenses. During the six months ended June 30, 2011, our results of operation were affected by, among others, a combination of non-cash items consisting of depreciation of $866,000, loan costs amortization of $43,000, non-cash stock expense of $230,000 and charges incurred as a result of a temporary plant shutdown, which were also accompanied by margin compression as higher cost LNG was provided to customers from third parties during our temporary plant shut-down.

Liquidity and Capital Resources

This discussion should be read in conjunction with the notes to the financial statements and the corresponding information more fully described elsewhere in this Form 10-Q.

Net cash provided by operating activities during the six months ended June 30, 2011 was approximately $1,309,000, compared to net cash used by operating activities of approximately $489,000 during the six months ended June 30, 2010. Cash items provided by operating activities during the six months ended June 30, 2011 were generally stronger than the comparable period of the prior year primarily as a result of an improvement in operating results due to an increase in LNG gallons sold and the margins related to such sales. One item that contributed to cash provided by operations included $399,000 of interest expense that was paid–in–kind, and therefore capitalized as part of our long-term debt. Effective as of the end of the second quarter of 2011, we are now required to pay interest that accrues on all of our long term debt in cash. One operating item that consumed cash included a decrease in accounts payable, due primarily to additional cash collections and increase in the line of credit, which was used to pay our payables quicker. These items were offset by a decrease in accounts receivable and prepaid and other assets of $807,000. Much of the cash consumed in operations during the three months ended June 30, 2010 related to the funding of the reorganization plan and expenses. As compared to the prior year period, management believes that operating activities have stabilized and that future operations should result in positive cash flow provided by operating activities.

Net cash used in investing activities during the six months ended June 30, 2011 was $2,057,000, including a $500,000 restricted cash balance required by the terms of the Senior Secured Debt Amendment. During the quarter ended June 30, 2011, we incurred an aggregate of approximately $1,557,000 of capital expenditures to supplement and expand the scope of our operations. This included the purchase of five tractors, two cryogenic trailers, and the installation of a new Plant turbine and additional production equipment.

Cash flow from financing activities for the six months ending June 30, 2011 was $5,048,000, including a decrease in cash from payment of the long-term debt of priority tax payments of $153,000 to state taxation authorities and gain on debt forgiveness of $50,000 which was offset by a cash increase of $5,000,000 from the Senior Secured Debt Amendment, and an increase of cash of $251,000 from the change in accounts receivable line of credit.

Our liquidity and results of operations will, for the foreseeable future, be affected by our operations, our level of fixed and variable indebtedness, and future payment commitments under our Amended Plan. Our cash flow will also be adversely affected beginning July 2011. In accordance with the terms of the Senior Secured Term Loans (see below), the Company will be required to start paying cash interest payments under the Senior Secured Term Loans. The payments will be approximately $596,000 per quarter. The Company currently expects that increased cash flow derived from anticipated growth in revenues will be sufficient to allow the Company to meet its interest obligations under the terms of our Senior Secured Term Loan. However, there is no assurance that such growth in revenues will actually materialize, and therefore no assurance that the Company will have sufficient cash resources to meet these interest payment requirements.

The Company’s cash flow and liquidity may also be adversely affected by certain unscheduled maintenance and repairs to its Plant. Plant maintenance and repairs are generally scheduled and anticipated as part of the Company’s business model. However, to the extent such repairs and maintenance occur on an unscheduled basis and exceeded budgeted amounts, such expenditures can adversely affect our cash flow to the extent of the actual out-of-pocket repair costs incurred, and to the extent of lost customer revenue, and in some limited instances, through penalty features incorporated within our customer contracts. During the three months ended June 30, 2011, the Company incurred additional costs of $150,000 during an unscheduled plant shut-down resulting from a turbine failure. Furthermore, as we experienced during our second quarter, our margins may be affected during brief periods if we are required to supply our customers with higher-cost LNG acquired from other sources or arrange alternative fuel supplies. Unexpected and unscheduled maintenance and repair issues could result in an extended plant shutdown that could have a material adverse effect on our business operations and liquidity.

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

As of June 30, 2011 and December 31, 2010, the Company has capitalized approximately $1.7 and $1.27 million, respectively of paid–in-kind interest accrued through each such date by increasing the principal amounts of the Senior Secured Credit Agreement.

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

The Senior Secured Debt Amendment provides for a senior secured lien on all assets of the Company, other than those assets pledged under the Accounts Receivable Line of Credit. The liens granted under the Senior Secured Debt Amendment are prior to the liens that secure the original debt under the terms of the Senior Secured Credit Agreement. The provisions of the Senior Secured Debt Amendment provide for the payment of interest quarterly in arrears at the rate of 13% per annum. This amendment also modifies the interest payment terms on the Senior Secured Credit Agreement to quarterly in arrears, and amends certain covenants and conditions as follows:

•	fixed charge coverage ratio of 1.00:1 for the quarter ended December 31, 2011, and 1.10:1 for all subsequent quarters;
•
EBITDA (earnings before interest, taxes, depreciation and amortization) of $200,000 per quarter for the quarter ended March 31, 2011; $300,000 for the quarter ended June 30, 2011, $500,000 per quarter for the quarter ended September 30, 2011, $600,000 per quarter for the quarter ended December 31, 2011; and $750,000 for all subsequent quarters; and

•
Capital expenditures are limited to $750,000 during 2010; and limited to $1.0 million for years thereafter, except that any capital assets that are contemplated to be acquired using the proceeds derived from the additional debt provided by Senior Secured Debt Amendment are to be excluded from the calculation.

Accounts Receivable Line of Credit

On the Effective Date, we entered into the Fifth Amended and Restated Revolving Credit Loan Note (and related Loan and Security Agreement) with Greenfield Commercial Credit, LLC (the “Line of Credit”) effective as of April 1, 2010. The Greenfield Note was a revolving credit facility in the principal amount of up to $2,000,000 which accrued interest annually at a rate of LIBOR plus 7%, with LIBOR subject to a floor of 2% (9% at December 31, 2010), and included provisions for other monthly fees for services provided under the agreement, including a monthly service fee, that results in additional annualized charges of 9.0%. The Note was secured by a senior secured interest in our accounts receivable and inventory. The Greenfield Note was scheduled to mature on the earlier of demand or April 1, 2011, and was subject to a prepayment penalty of $20,000 of the maximum loan amount in the event of a Company repayment prior to the maturity date.

In February 2011, the Company terminated the Line of Credit and replaced it with a revolving credit facility provided by First Community Financial (“FCF”) pursuant to an Accounts Receivable Security Agreement dated February 8, 2011, and certain related agreements (collectively the “FCF Facility”). The FCF Facility provides up to $2.5 million of financing secured by a first lien on the Company’s accounts receivable and certain related assets, and matures on February 8, 2013, but subject to automatic extension in the event that neither party provides written notice of termination at least 30 days prior to February 13, 2013. The FCF Facility bears interest at the annualized rate of prime plus 4.75%, subject to an interest rate floor of 8%, and a monthly interest rate minimum of $8,750, and payable monthly in arrears. The Company may request advances from time to time of up to 85% of eligible accounts receivable as defined by the terms of the FCF Facility.

The terms of the FCF Facility provide for certain customary covenants and conditions, including provisions that the Company maintain a minimum net worth of $8 million, and that the Company avoids the incurrence of cumulative net losses in any three consecutive months that exceed $500,000. Upon closing of the FCF Facility, the Company paid the legal fees of FCF along with a commitment and funding fee to FCF of $27,500, a termination fee related to terminating the Greenfield line of credit of $20,000, and a broker fee of $75,000, a fee related to the broker securing the FCF Facility. The Company also issued certain warrants to the broker as described in Note 8. As of June 30, 2011, the balance outstanding on this note was approximately $1,088,000.

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

Other Long Term Liabilities

Other liabilities include certain priority tax payments in the approximate amount of $513,000, payable in 60 equal monthly installments commencing May 2010, with interest at approximately 7% per annum. As of June 30, 2011, the Company has an outstanding balance of $485,000.

Outlook

Our plan of operation for the next twelve (12) months is to pursue a growth strategy intended to take advantage of the increasing demand for alternative fuel sources, and in particular LNG and LCNG. We intend to execute on our planned growth strategy by expanding the geographic and operational scope of our business operations, establishing additional retail fueling stations, increasing our LNG storage and production capacity, and expanding our sales and marketing efforts. Based upon existing revenues and net operating margins, we believe that cash flows generated from operations, existing cash, and cash equivalents and borrowing capacity under our revolving credit facility, should be sufficient to meet the expected requirements of our operations, as presently constituted. However, in the absence of an organic increase in our business, our current resources may not be sufficient to finance our intended growth strategy or cover, among others, unexpected increases in operating expenses, or unscheduled plant maintenance and repairs. As a result, subject to certain consents that may be required under our Senior Secured Term Loans and our Shareholders Agreement, we will need to raise additional capital in the near term as we attempt to supplement our working capital, cover unanticipated expenses, invest in capital equipment, acquire increased LNG production capacity and finance the overall growth of our business. This may take the form of either debt-based financing, or the sale of equity securities, although there is no assurances that such capital can be secured. If we cannot obtain funds on terms favorable to us, we may need to delay, scale back, or eliminate plans for expansion.

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

Off-Balance Sheet Arrangements

As of June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in such relationships.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Accounting Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this report, as required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon management’s evaluation, our current Chief Executive Officer and the Principal Accounting Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were designed at the reasonable assurance level and were effective at the reasonable assurance level to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our current Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30,

2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations in Control Systems

Our controls and procedures were designed at the reasonable assurance level. However, because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired objectives of the control system. In addition, the design of a control system must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of controls relative to their costs. Further, no evaluation of controls and procedures can provide absolute assurance that all errors, control issues, and instances of fraud will be prevented or detected. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls and procedures is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II OTHER INFORMATION

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we issued options and warrants to purchase 293,343 shares of common stock as follows:

•
On June 2, 2011, we issued to our CEO, an option to purchase 218,343 shares of common stock in connection with an annual grant of incentive compensation. The options have an exercise price of $0.58 per share and terminate ten (10) years from the date of grant. The options vested automatically on the date of issuance.

•
On June 2, 2011, we issued to a director, an option to purchase 75,000 shares of common stock. The options have an exercise price of $0.58 per share and terminate ten (10) years from the date of grant. The options vest in equal quarterly installments over a period of one (1) year.

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
10.1
Amended and Restated Employment Agreement, dated July 15, 2011, by and between the Company and Cem Hacioglu, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 21, 2011

10.2
Employment Agreement, dated June 24, 2011, by and between the Company and Edward McKenna, Jr., incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on July 8, 2011

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

APPLIED NATURAL GAS FUELS, INC.

Dated: August 19, 2011	By:	/s/ Cem Hacioglu
Cem Hacioglu
Chief Executive Officer

APPLIED NATURAL GAS FUELS, INC.

Dated: August 19, 2011	By:	/s/ Edward McKenna, Jr.
Edward McKenna, Jr.
Chief Financial Officer and Principal Accounting Officer